Form 10-K
period 1993-12-31
AYDIN CORP
filed 1994-03-29
CIK 8919

AYDIN CORPORATION

  Telephone                                           700 Dresher Road
(215) 657-7510                                          P.O. Box 349
     Fax                                              Horsham, PA 19044
(215) 657-3830                                             U.S.A.
    Telex
685 1211 AYDIN UW



                                                         March 29, 1994

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, DC 20549

   Re:    Form 10-K
          File No. 1-7203

Gentlemen:

   We enclose for filing Aydin Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The filing fee of $250.00 was paid by Fedwire on March 25, 1994.

   The financial statements in the Annual Report on Form 10-K do not reflect any changes in accounting principles or practices or in the method of applying any such principles or practices as compared with the financial statements which appear in the Annual Report for 1992.


                                                Sincerely,

                                                /s/ Robert A. Clancy

                                                Robert A. Clancy
                                                Secretary and
                                                Corporate Counsel

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended   December 31, 1993  .
                                    OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________________ to ___________________.

Commission file number     1-7203    .

                            AYDIN CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                     23-1686808
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

       700 DRESHER ROAD
    HORSHAM, PENNSYLVANIA                                 19044
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (215) 657-7510

Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
             Title of each class              on which registered

              Common Stock, $1 Par Value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                   NONE
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of 4,323,123 shares of Common Stock held by non-affiliates, computed using the closing price as of March 24, 1994, was $58,362,160.

Number of shares of Common Stock outstanding as of March 24, 1994 - 4,982,304.

                    DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the following documents are incorporated by reference:

        . 1993 Annual Report to Stockholders of Aydin Corporation
          (hereinafter, "Annual Report") - Parts I and II
        . Proxy Statement of Aydin Corporation, dated March 18,
          1994 (hereinafter, "Proxy Statement") - Parts II and III

                            INDEX TO FORM 10-K

- --------------------------------------------------------------------------

               This index lists the requirements of Form 10-K and the page number in this Form 10-K (or in the Annual Report or the Proxy Statement) where each item can be found.

            PART I

Item 1  Business . . . . . . . . . . . . . . . . . .10-K, pp. 2-6
Item 2  Properties . . . . . . . . . . . . . . . . .10-K, p. 6
Item 3  Legal Proceedings. . . . . . . . . . . . . .10-K, pp. 6-7
Item 4  Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . .10-K, p. 7
        Executive Officers of the Registrant . . . .10-K, pp. 7-8

        PART II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters. . . . . . . . .Annual Report,
                                                    p. 27
Item 6  Selected Financial Data. . . . . . . . . . .Annual Report, p. 26
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operation . . . . .Annual Report, p. 25
Item 8  Financial Statements and Supplementary DataAnnual Report,
                                                    pp. 17-24, 26
Item 9  Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure. . . . .10-K, p. 9

        PART III

Item 10 Directors and Executive Officers of the
        Registrant . . . . . . . . . . . . . . . . .Proxy Statement,
                                                    pp. 3-5,
                                                    10-K, pp. 7-8
Item 11 Executive Compensation . . . . . . . . . . .Proxy Statement,
                                                    pp. 5-7, 9-10
Item 12 Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . .Proxy Statement,
                                                    p. 2-3
Item 13 Certain Relationships and Related
        Transactions . . . . . . . . . . . . . . . .10-K, p. 10

        PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports
        on Form 8-K. . . . . . . . . . . . . . . . .10-K, pp. 10-12
                                                    Exhibits

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

     The Company consists of seven domestic operating divisions, organized as seven profit centers each with engineering, manufacturing, marketing and accounting functions, and three foreign subsidiaries.

(b)  Financial Information About Industry Segments

     The Company operates predominantly in the electronics manufacturing industry. Therefore, no segment information is reported.

(c)  Narrative Description of Business

     The following table sets forth the percentage of the Company's total revenue contributed by each of its three classes of products (among which overlapping does occur) for each of the last three years:

                                            1993       1992     1991
(1)    Communications                        57%       54%      51%

(2)    Computer Equipment and Systems        42%       40%      36%

(3)    Radars, Radar Simulation &
        Electronic Warfare (EW)               1%        6%      13%

       Total                                100%      100%     100%


       As stated above, the Company operates predominantly in the electronics manufacturing industry, and all information set forth below is with respect to the Company's business as a whole. The Company designs, manufactures, and sells three classes of products as set forth above and as described below:

       (1)   Communications

             The Company engineers, manufactures and sells a broad range of communications equipment and turnkey systems, offering three types of microwave transmission equipment - satellite, troposcatter and line-of-sight - in both analog and digital form. The Company is planning to develop products for wireless communications. The Company also offers telemetry, airborne and ground-based data acquisition, transmission and receiving equipment, data links, VHF and UHF transceivers, T-1 and E1 ADPCM 2:1 and 4:1 transcoders and echo cancellers, and avionics equipment and systems, and thick and thin film microcircuits. Aydin's products and systems are used in military and industrial applications.

       (2)   Computer Equipment and Systems

             The Company designs and manufactures several lines of high resolution color monitors, including SPECTRUM AUTOSYNC(R) versions, Ranger monitors including table tops (in sizes ranging from 14 through 21 inches), and color display processors, and associated software for process control and other industrial applications. Aydin has a line of workstations, called the Model 7402, which integrates a gateway and a high performance workstation into a single package, with a RISC processor running at 61 MIPS. Aydin also has an X-terminal available for use with the workstation. Aydin offers computer systems, display processors, rugged monitors, large screen display systems and writes software for military ground or airborne environments and air traffic control applications. In addition, Aydin supplies network access equipment for cost effective access for voice data and video to public telephone networks. The Company also manufactures precision fabricated electronics cabinets, high quality printed circuit boards including multi-layer, and miscellaneous vinyl components.

             With the help of its low cost subsidiary in Turkey the Company is developing more standard software products and is bidding many software programs to expand its software capability.

       (3)   Radars, Radar Simulation and EW

             Aydin has developed a state-of-the-art 3-D tactical air defense radar called ASTAR-3. For EW, Aydin manufactures radar simulations systems and has capabilities in self-protection ARM decoys, both ground and airborne. Aydin is bidding opportunities combining radar and EW technologies.
             One major contract under which Aydin is performing is the Multiple Threat Emitter Simulator Systems (MUTES) for the U.S. Air Force.

       (4)   Command, Control and Communications (C3)/Air Defense Systems

             Aydin also offers complete, turnkey air defense/C3 systems, both fixed and mobile, utilizing its own mobile air defense 3-D radar, communications equipment including radios and multiplexers, air defense consoles, and air defense software.


       The Company's products and systems are sold directly by Company sales personnel and manufacturers' representatives. Sales personnel for the Company are located in many cities across the United States as well as at key major military bases, with corporate marketing located in the Washington, D.C. area. With respect to exports, sales efforts are conducted by its international subsidiaries, its international sales network and manufacturers' representatives in many countries.

       The Company maintains standard product lines and systems sold by catalogue, although it generally does not maintain an inventory of finished goods. A significant portion of current sales is attributable to such standard products, modifications thereof, and turnkey communications systems using these products. Another portion of sales is attributable to special, made-to-order equipment based on customer's specific requirements.

       The Company's customers include U.S. and foreign communications and electronic and aerospace firms, electric utilities, regulated and unregulated telephone organizations, major transportation organizations, other industrial and financial concerns and process control companies, research laboratories, universities, large defense contractors, foreign governments, the U.S. Government through various agencies of the Department of Defense, and the National Aeronautics and Space Administration.

       A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is as follows:

                                 1993             1992             1991
U.S. Government Agencies
(direct and indirect),
principally Department
of Defense (1)               $ 38,600,000     $ 39,347,000    $ 65,360,000

Export and foreign sales
including equipment sold
to other U.S. companies
for export (1) (2) (3)       $ 78,532,000     $ 78,578,000    $ 67,534,000

U.S. commercial and
industrial business          $ 24,343,000     $ 27,296,000    $ 25,650,000

TOTAL NET SALES              $141,475,000     $145,221,000    $158,544,000


           (1) The U.S. Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $45,134,000 in 1993, $48,738,000 in 1992 and $41,228,000 in 1991.

           (2) Includes foreign sales of $22,958,000 for 1993, $19,349,000 for 1992, and $17,850,000 for 1991.

           (3) A breakdown of total export and foreign sales by geographic area follows in section (d) below.

      Raw materials for the Company's business consist of manufactured components and parts. The Company's raw materials are presently available in adequate supply on the open market.

      The Company holds no material patents, trademarks, licenses, franchises or concessions.

      The Company's operations are not seasonal to any material extent.

      As stated above, although the Company maintains standard product lines and systems sold by catalogue, it generally does not maintain a significant level of finished goods inventory. However, the Company maintains an adequate level of raw materials inventory so that it will be able to meet initial delivery requirements of customers. The Company has had no material difficulty in obtaining goods from suppliers. The Company does not provide rights to return its products, and generally does not provide extended payment terms to customers.

      The backlog of unfilled orders at December 31, 1993 was $155 million as compared to $175 million at December 31, 1992. The backlog figures exclude probable production options of $58 million at the end of 1993 and $75 million at the end of 1992. Approximately 40% of the 1993 backlog is not reasonably expected to be fulfilled within the current year.

      The backlog includes approximately $81 million for a command, control and communications project for the Government of Turkey for which most of the work is to be done over the next two years. This contract was signed in June, 1990 and became effective in October, 1990.

      All contracts with the U.S. Government and some of the foreign governments are subject to cancellation at the convenience of the government. In the event a contract with the U.S. Government is so terminated, the Armed Services Procurement Regulations provide that the Company shall be reimbursed for expenses incurred and shall be entitled to reasonable profits.

      The greater portion of the Company's business is obtained by competitive bidding, while some is obtained through sole source negotiation. In the domestic marketplace, the Company competes with some major U.S. companies from time to time; however, some of the competition in the U.S. comes from companies which are similar in size or smaller than Aydin. In the international marketplace, Aydin competes with major European and Japanese companies in addition to U.S. firms. A number of such competitors are larger than Aydin with greater financial resources, while some are similar to or smaller than Aydin.

      Technical capability, reputation, price, ability to meet delivery schedules and reliability are the principal competitive factors. No single competitor offers the same range of products and systems as Aydin. Depending on the particular product itself and the requirements of the contract documents, the number of firms competing with Aydin generally ranges from one to ten.

      Estimated amounts spent during 1993, 1992, and 1991 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                     1993           1992          1991
Company-sponsored research
and development on direct
cost basis                        $4,782,000     $5,275,000    $4,887,000

Customer-sponsored research
and development activities        $4,125,000     $5,943,000    $6,494,000


      The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California. The cost to date for the cleanup of the California site over the past nine years has been approximately $5.4 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost to go. The claim against the fourth insurance carrier is presently in litigation. A jury has ruled in Aydin's favor; however, a final decision by the court has not yet been rendered. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.

      The Company employs approximately 1,300 persons, with operations concentrated principally in the Philadelphia and San Jose areas. Employer-employee relations are considered to be satisfactory.


(d)   Financial Information About Foreign and Domestic Operations and
      Export Sales

      The Company had no significant foreign operations prior to 1991 although a $216 million contract from the Government of Turkey became effective in October, 1990. Approximately 40% of this contract is being performed by the Company's Turkish subsidiary. Foreign assets included in the consolidated balance sheet amounted to $16.9 million, $23.4 million, and $26.1 million at December 31, 1993, 1992, and 1991 respectively. Of these amounts, $13.7 million, $19.1 million, and $21.1 million at December 31, 1993, 1992, and 1991 respectively, are assets of the Company's Turkish subsidiary and consist mainly of U.S. dollar denominated interest-bearing time deposits received as advance payments that will be used to complete a portion of the Company's contract with the Government of Turkey. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively. Foreign sales and pretax income for 1992 amounted to $19.3 million and $3.3 million respectively. Foreign sales and pretax income for 1991 amounted to $17.8 million and $3.9 million respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1993, 1992, and 1991 by geographic area are set forth below:

                                   1993             1992           1991
Asia                           $  8,688,000    $  2,553,000    $  1,168,000
Africa                            2,301,000       1,969,000       1,296,000
Europe                           59,426,000      68,980,000      56,114,000
North America                       528,000         869,000       2,317,000
South America                     6,745,000       3,901,000       5,847,000
Other                               844,000         306,000         792,000
Total export sales             $ 78,532,000    $ 78,578,000    $ 67,534,000


      On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 56% of total sales in 1993, 54% in 1992, and 43% in 1991. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products. The Company and its foreign subsidiaries may be adversely affected by certain risks generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.


ITEM 2.  PROPERTIES

The Company's total plant capacity is approximately 700,000 square feet of administrative and production facilities, 540,000 of which it owns and the balance of which it leases. Three owned properties totalling 192,000 square feet are subject to mortgages and six owned properties totalling 348,000 square feet are unencumbered. All major leased properties are held under leases expiring between 1994 and 1997, most with renewal options.
The principal owned properties are two administrative/production facilities in Fort Washington, Pennsylvania, and five more in the Greater Philadelphia area, and one in the San Jose area. In addition, the Company maintains its corporate headquarters in Horsham, Pennsylvania, and numerous sales offices within and outside the U.S. The administrative and production facilities occupied by the Company are well maintained and suitable for its operations, and include plant area, warehouse space, and management, engineering and clerical offices. The plants of each of the manufacturing operations generally contain machine shops, assembly areas, testing facilities and packing and shipping departments in addition to the engineering and laboratory areas.


ITEM 3.  LEGAL PROCEEDINGS

On January 6, 1994, pursuant to the terms of settlement with the Department of Justice, the Company entered a plea of guilty to the falsification of testing data, charges to which two of its low level employees previously pled guilty to in March 1993, and the plea was accepted by the court (U.S. District Court for the Northern District of California). The Company is reinstated on its AN/GRC-222 microwave radio contract with all of its previous terms and conditions. Further, the Company withdrew its contract claims, is doing additional work for the Army at no additional cost, and paid $2 million as an added consideration. The total impact on pretax income of this settlement was approximately $14,819,000, which has been charged to the 1993 fourth quarter earnings. The additional work and the related expenditures will be spread over a period of three years or longer.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Fourth Quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected as officer or appointed as general manager, positions and recent prior experience of all current executive officers of the Company as of March 14, 1994, are as follows:

       AYHAN HAKIMOGLU, CHAIRMAN AND PRESIDENT (1)
       66. First elected 1967. Chairman of the Board of Directors; President of the Company through February 1992, and since March 1994.

       JOHN F. VANDERSLICE, SENIOR VICE PRESIDENT
       52. 1983. Senior Vice President of the Company. President of the Vector Division (manufactures airborne data communications products) since November 1982. Previously, he was Manager of Engineering (1969-1972), Operations Manager (1972-1973), and Vice President of Operations (1973-1982) of the Vector Division.

       GARY T. BOSWELL, VICE PRESIDENT
       56. 1987. Vice President of the Company. President of the Computer and Monitor Division (manufactures air defense, ground data handling, computer communications equipment and systems) since September 1988. Prior to that, he was President of Monitor Systems Division (manufactures ground-based data communication products and special telecom equipment and systems) from January 1987. Prior to joining Aydin, he served from 1968 to 1986 with Texas Instruments Inc. (a designer and manufacturer of electronic products).

       DEMIRHAN HAKIMOGLU, VICE PRESIDENT (2)
       54. 1992. Vice President of the Company. Chairman of the Board and CEO of the Company's foreign subsidiary, Aydin Yazilim A.S., since July 1990. Prior to that, served in various engineering and management positions with various divisions of the Company since 1968 (except for a two year period, 1978-1980).

       MATS J. OFVERBERG, VICE PRESIDENT (3)
       53. 1990. Vice President of the Company and President of Aydin Corporation (West) Division from December 1990 to November 1993 and from March 14, 1994. Prior to his election as an officer, he served as Vice President of Engineering of the Company's Radar & EW Division and Executive Vice President of the Company's Aydin(West) group of divisions from February 1987. Prior to his joining Aydin, he served (1976-1987) with ESL, a subsidiary of TRW, most recently as manager of an engineering department.

       JOHN C. WONG, VICE PRESIDENT
       52. 1993, Vice President of the Company and President of the Controls Division (manufacturer of display terminals) since March 1993. Prior to joining Aydin, he served (1985-1993) with Sun Microsystems, Inc. (manufacturer of workstations), most recently as an Engineering Director.

       HERBERT WELBER, CONTROLLER AND ASSISTANT TREASURER
       58. 1986. Controller and Assistant Treasurer of the Company since August 1986. Previously, he was Controller and Vice President of Controls Division (manufactures display terminals) since August 1981.

Each of the above officers was elected at the Annual Meeting of the Board of Directors on April 30, 1993. Dr. Ofverberg retired from the Company in November, 1993, as was re-hired as Division President and re-elected as Vice President of the Company on March 14, 1994. Officers are elected each year after the Annual Meeting of Stockholders. Each serves subject to the discretion of the Board of Directors until his successor shall be elected and qualified or until his death, disqualification, resignation or removal in the manner provided in the Company's By-Laws. There are no family relationships among any executive officers of Aydin, except for Ayhan Hakimoglu and Demirhan Hakimoglu who are brothers.

- -----------------------------------------------------------------------
     (1) From July 1971 to May 1972 did not serve as an officer of the Company, although he remained as a director.

     (2) First elected Vice President in February 1991, and resigned that position in July 1991. Re-elected Vice President in February 1992.

     (3) Retired November 3, 1993, and accepted re-employment effective March 14, 1994.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Incorporated by reference is the information under the heading, "Common Stock Prices" and "Stockholder and Dividend Information" on page 27 of the Annual Report. The special cash dividend declared by the Company of $0.50 per share to stockholders of record as of the close of business on March 9, 1992, was paid on March 20, 1992. Future cash dividends, if any, will depend on business conditions. There are no restrictions that prevent the Company from paying future cash dividends, except that the Company's Board of Directors had determined that no cash dividend will be declared or paid through fiscal year 1993 and for the foreseeable future, and except for maintaining compliance with certain covenants of a Credit Agreement for the funding of a standby Letter of Credit, as described more fully in Note D to the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is the information under the heading, "Selected Financial Data" on page 26 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference are the Consolidated Financial Statements of Aydin Corporation and the related Notes to Consolidated Financial
Statements, and Report of Independent Auditors on pages 17 to 24, inclusive, and the data under the heading, "Quarterly Financial Data" on page 26, of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information under the heading, "Election of Directors" on pages 3-5 of the Proxy Statement, the information under the heading, "Compliance With Section 16(a) of the Exchange Act" on page 10 of the Proxy Statement, and the information under the heading, "Executive Officers of the Registrant" on pages 7 and 8, Part I of this 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information under the heading, "Compensation of Executive Officers", "Option Grants in Last Fiscal, "Aggregated Option Exercises and Fiscal Year-End Option Value Table", "Ten-Year Option Repricing", "Employment Contracts and Termination of Employment Arrangements", and "Compensation Committee Interlocks and Insider
Participation" on pages 5-7, 9 and 10 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information under the headings, "Beneficial Ownership of Common Stock" and "Beneficial Ownership by Management" on pages 2 and 3 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Company files as part of this report the following documents:

(a)    1.  Financial Statements
           The following is a list of the Consolidated Financial Statements of Aydin Corporation and Subsidiaries which have been incorporated by reference from the Annual Report as set forth in
           Item 8 - "Financial Statements and Supplementary Data":

           Consolidated Balance Sheets, as of
             December 31, 1993 and 1992.
           Consolidated Statements of Income for the years
             ended December 31, 1993, 1992 and 1991.
           Consolidated Statements of Cash Flows for the years
             ended December 31, 1993, 1992 and 1991.
           Notes to Consolidated Financial Statements.
           Report of Independent Auditors.

       2.  Schedules
           The following is a list of the Schedules of Aydin Corporation and Subsidiaries filed as part of this report:

           Schedule I - Short-term investments
           Schedule VIII - Valuation and qualifying accounts
           Schedule IX - Short-term borrowings

           Report of Independent Auditors

           All other schedules not listed above are omitted because they are inapplicable or are not required.

       3.  Exhibits
           The following is a list of Exhibits filed as part of this report:

           Exhibit 3(i) - Certificate of Incorporation (incorporated by reference as filed as Exhibit 3 of the 1981 Annual Report on Form 10-K and as amended and filed as Exhibit 20 on Form 10-Q for the Second Quarter ended June 26, 1982, and as amended and filed as Exhibit 4 on Form 10-Q for the First Quarter ended April 2, 1983, and as amended and filed as Exhibit 4 on Form 10-Q for the First Quarter ended March 28, 1987).

           Exhibit 3(ii) - By-Laws (last amended March 2, 1994)

           Exhibit 13  - 1993 Annual Report to Stockholders

           Exhibit 21  - Subsidiaries of Registrant

           Exhibit 23  - Consents of Independent Auditors

           Exhibit 99  - Report of Independent Auditors

           All other exhibits not listed above are omitted because they are inapplicable.

(b)    Reports on Form 8-K
       A report on Form 8-K, dated November 24, 1993, was filed by the Registrant on December 6, 1993, covering Item 5 (Other Events).


                                 AYDIN CORPORATION
                         SCHEDULE I - SHORT-TERM INVESTMENTS
                            FOR THE YEARS 1993, 1992, 1991

            COLUMN A            COLUMN B       COLUMN C      COLUMN D      COLUMN E
       NAME OF ISSUER AND       PRINCIPAL                     MARKET       BALANCE SHEET
YEAR   TITLE OF EACH ISSUE       AMOUNT         COST          VALUE        AMOUNT
1993   Chase Manhattan Bank,
        certificates of deposit
        and time deposits       $11,117,000   $11,117,000   $11,117,000   $11,117,000
       Emlak Bank (Turkey),
        time deposits             1,902,000     1,902,000     1,902,000     1,902,000
       Miscellaneous                 39,000        39,000        39,000        39,000
       Totals                   $13,058,000   $13,058,000   $13,058,000   $13,058,000
1992   Chase Manhattan Bank,
        certificates of deposit
        and time deposits       $11,617,000   $11,617,000   $11,617,000   $11,617,000
       Emlak Bank (Turkey),
        time deposits             8,207,000     8,207,000     8,207,000     8,207,000
       Miscellaneous                106,000       106,000       106,000       106,000
       Totals                   $19,930,000   $19,930,000   $19,930,000   $19,930,000
1991   Chase Manhattan Bank,
        certificates of deposit
        and time deposits       $22,017,000   $22,017,000   $22,017,000   $22,017,000
       Emlak Bank (Turkey),
        time deposits             9,293,000     9,293,000     9,293,000     9,293,000
       Miscellaneous                278,000       278,000       278,000       278,000
       Totals                   $31,588,000   $31,588,000   $31,588,000   $31,588,000


                                            AYDIN CORPORATION
                            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS 1993, 1992, AND 1991

COLUMN A                             COLUMN B           COLUMN C              COLUMN D       COLUMN E
DESCRIPTION                          Balance at         ADDITIONS             Deductions-    Balance at
                                     Beginnning   Charged to  Charged to       Describe      End of Period
                                     of Period    Costs and   Other Accounts-
                                                  Expenses    Describe
Year 1993
  Deducted from asset accounts:
    Allowance for doubtful accounts  $  118,000   $  289,000                  $   76,000(1)  $  331,000
    Raw materials inventory reserve   1,821,000    1,899,000                   1,691,000(2)   2,029,000
   Totals                            $1,939,000   $2,188,000                  $1,767,000     $2,360,000
Year 1992
  Deducted from asset accounts:
    Allowance for doubtful accounts  $  126,000   $  108,000                  $  116,000(1)  $  118,000
    Raw materials inventory reserve   1,506,000      883,000                     568,000(2)   1,821,000
   Totals                            $1,632,000   $  991,000                  $  684,000     $1,939,000
Year 1991
  Deducted from asset accounts:
    Allowance for doubtful accounts  $  121,000   $  112,000                  $  107,000(1)  $  126,000
    Raw materials inventory reserve   1,230,000    1,367,000                   1,091,000(2)   1,506,000
   Totals                            $1,351,000   $1,479,000                  $1,198,000     $1,632,000


(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off.


                             AYDIN CORPORATION
                    SCHEDULE IX - SHORT-TERM BORROWINGS
                    FOR THE YEARS 1993, 1992, AND 1991

       COLUMN A          COLUMN B       COLUMN C        COLUMN D           COLUMN E           COLUMN F
       Category of       Balance at     Weighted        Maximum amount     Average amount     Weighted average
       Aggregate short-  end of Period  average         outstanding        outstanding        interest rate
       term borrowings                  interest rate   during the period  during the period  during the period
1993   Notes Payable-    $21,525,000    5.90%           $27,400,000        $20,474,384(2)     5.59%(1)
       Banks
1992   Notes Payable-    $22,000,000    5.54%           $22,000,000        $ 8,389,315(2)     5.59%(1)
       Banks
1991   Notes Payable-        -0-         N/A            $   500,000        $    10,685(2)     8.80%(1)
       Banks


(1)   Computed by dividing the interest expense by the average short-term borrowings.
(2)   Computed by multiplying individual amount of borrowings by the number of days borrowings were outstanding and divided by 365 days.


                                 SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     Aydin Corporation



Dated:    March 29, 1994                   By:   /s/ Robert A. Clancy
                                                     Robert A. Clancy
                                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:           /s/ Ayhan Hakimoglu            Dated:       March 29, 1994
        Ayhan Hakimoglu
        Chief Executive Officer, President
        and Chairman of the Board of Directors


By:           /s/ Herbert Welber             Dated:       March 29, 1994
        Herbert Welber
        Controller and Assistant Treasurer
        Principal Accounting Officer


By:           /s/ Jay L. Landis              Dated:       March 29, 1994
        Jay L. Landis
        Treasurer
        Principal Financial Officer


By:           /s/ Frederick G. Allen         Dated:       March 29, 1994
        Frederick G. Allen
        Director


By:           /s/ Nev A. Gokcen              Dated:       March 29, 1994
        Nev A. Gokcen
        Director


By:           /s/ Harry D. Train, II         Dated:       March 29, 1994
        Harry D. Train, II
        Director

                             AYDIN CORPORATION
                          FORM 10-K ANNUAL REPORT
                               EXHIBIT INDEX


No.    Description of Exhibit

3(i) Certificate of Incorporation (Filed as Exhibit 3 of the 1981 Annual Report on Form 10-K and as amended and filed as Exhibit 20 on Form 10-Q of the Second Quarter ended June 26, 1982, and as amended and filed as
       Exhibit 4 on Form 10-Q for the First Quarter ended April 2, 1983, and as amended and filed as Exhibit 4 on Form 10-Q for the First Quarter ended March 28, 1987, and incorporated herein by reference.)

3(ii)  By-Laws

13     Pages 17-27, 1993 Annual Report to Security Holders

21     Subsidiaries of Registrant

23     Consent of Independent Auditors

99     Report of Independent Auditors

                                                             Exhibit 3(ii)

                             AYDIN CORPORATION
                                  BY-LAWS
                       (Last Amended March 2, 1994)
                                  *******

                                 ARTICLE I
                                 OFFICERS
    Section 1. The registered office shall be in the City of Dover, County of Kent, State of Delaware.
    Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

                                ARTICLE II
                         MEETINGS OF STOCKHOLDERS
    Section 1. All meetings of the stockholders for the election of Directors shall be held in the City of Fort Washington, State of Pennsylvania, at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designed from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.
    Section 2. Annual meetings of stockholders shall be held on the third Thursday of April if not a legal holiday, and if a legal holiday, then on the next secular day following at 3:00 P.M. or at such other date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of Directors, and transact such other business as may properly be brought before this meeting.
    Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than fifty days before the date of the meeting.
    Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.
    Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the Chairman of the Board and shall be called by the Chairman of the Board or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.
    Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than fifty days before the date of the meeting, to each stockholder entitled to vote at such meeting.
    Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.
    Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meeting of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholder, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transaction which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.
    Section 9. When a quorum is present at any meeting, the vote of the holder of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.
    Section 10. Each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.
    Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, by any provision of the statutes, the meeting and vote of stockholders may be dispensed with if all of the stockholder who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken; or if the certificate of incorporation authorizes the action to be taken with the written consent of the holders of less than all of the stock who would have been entitled to vote upon the action if a meeting were held, then on the written consent of the stockholders having not less than such percentage of the total number of votes as may be authorized in the certificate of incorporation; provided that in no case shall the written consent be by the holders of stock having less than the minimum percentage of the total vote required by statute for the proposed corporate action, and provided that prompt notice must be given to all stockholders of the taking of corporate action without a meeting and by less than unanimous written consent.

                                ARTICLE III
                                 DIRECTORS
    Section 1. The number of Directors which shall constitute the whole Board shall be four (4). The Directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.
    Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining director, and the Directors so chosen shall held office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If their are no Directors in office, then an election of Directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the Directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such Directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the Directors chosen by the Directors then in office.
    Section 3. The business of the corporation shall be managed by its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                     MEETING OF THE BOARD OF DIRECTORS
    Section 4. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.
    Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the Directors.
    Section 6. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board.
    Section 7. Special meetings of the Board may be called by the Chairman of the Board on one day's notice to each director, either personally, by telephone, by mail or by telegram; special meetings shall be called by the Chairman of the Board or Secretary in like manner and on like notice on the written request of two directors.
    Section 8. At all meetings of the Board, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation.
If a quorum shall not be present at any meeting of the Board of Directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
    Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

                          COMMITTEES OF DIRECTORS
    Section 10. The Board of Directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, that in the absence or disqualification of any member of such committee or committees, the member of members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.
    Section 11. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

                         COMPENSATION OF DIRECTORS
    Section 12. The Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                ARTICLE IV
                                  NOTICES
    Section 1. Whenever, under the provisions of the statutes or of the Certificate of Incorporation or of these by-laws, notice is required to be given to any Director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such Director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to Directors may also be given by telegram, or by telephone.
    Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the Certificate of Incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                 ARTICLE V
                                 OFFICERS
    Section 1. The officers of the corporation shall be chosen by the Board of Directors and shall be a Chairman of the Board, a President, an Executive Vice President, a Secretary and a Treasurer. The Board of Directors may also choose additional Vice Presidents, and one or more Assistant Secretaries and Assistant Treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation of these by-laws otherwise provide.
    Section 2. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a Chairman of the Board, a President, an Executive Vice President, a Secretary and a Treasurer, and may choose additional Vice Presidents, and one or more Assistant Secretaries and Assistant Treasurers.
    Section 3. The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board.
    Section 4. The salaries of all officers and agents of the corporation shall be fixed by the Board of Directors.
    Section 5. The officers of the corporation shall hold office until their successors are chosen and qualified. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the corporation shall be filled by the Board of Directors.

                           CHAIRMAN OF THE BOARD
    Section 6. The Chairman of the Board shall be the chief executive officer of the corporation and, subject to the control of the Board of Directors, shall have the general direction and supervision over the business and affairs of the corporation. He shall preside at all meetings of the stockholders and of the Board of Directors and shall be an ex officio member of all committees and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall participate in determining the policies to be followed by the corporation and shall perform such other duties as the Board of Directors shall from time to time request.

                               THE PRESIDENT
    Section 7. The President shall undertake such duties as may be delegated to him by the Chairman of the Board and shall also have such other powers and duties as the Board of Directors may from time to time determine. In the absence of the Chairman of the Board or in the event of his inability or refusal to act, the President shall perform the duties of the Chairman of the Board, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chairman of the Board.

                            THE VICE PRESIDENTS
    Section 8. In the absence of the President or in the event of his inability or refusal to act, the Executive Vice President, (or in the event of the absence or inability of or refusal to act by the Executive Vice President and in the further event there be more than one Vice President, the Vice Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Such powers of and restrictions upon the President shall include the performance of the duties of the Chairman of the Board in the further event that the Chairman is absent or is unable or refuses to act. Vice Presidents shall perform such other duties and have such other powers as the Board or Directors may from time to time prescribe.

                   THE SECRETARY AND ASSISTANT SECRETARY
    Section 9. The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or Chairman of the Board, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.
    Section 10. The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors (or if there is no such determination, then in the order of their election), shall, in the absence of the Secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                  THE TREASURER AND ASSISTANT TREASURERS
    Section 11. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts if receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors.
    Section 12. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial conditions of the corporation.
    Section 13. If required by the Board of Directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal form office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.
    Section 14. The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors (or if there be no such determination, then in the order of their election), shall, in the absence of the Treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

                                ARTICLE VI
                           CERTIFICATES OF STOCK
    Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the Chairman or Vice Chairman of the Board of Directors, the President or a Vice President and the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the corporation, certifying the number of shares owned by him in the corporation.
    Section 2. Where a certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or, (2) by a registrar other than the corporation or its employee, the signatures of the officers of the corporation may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of issue.

                             LOST CERTIFICATES
    Section 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                            TRANSFERS OF STOCK
    Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                            FIXING RECORD DATE
    Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

                          REGISTERED STOCKHOLDERS
    Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                ARTICLE VII
                            GENERAL PROVISIONS
                                 DIVIDENDS
    Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.
    Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Directors shall think conducive to the interest of the corporation, and the Directors may notify or abolish any such reserve in the manner in which it was created.

                               ANNUAL REPORT
    Section 3.   (a)    The Board of Directors shall present at each annual
meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.
          (b) On or before 120 days from the close of each fiscal year, the Board of Directors shall cause to be delivered to each stockholder of record an audited statement of financial condition of the corporation as at the close of such fiscal year, together with a statement of operations, including profit and loss for such fiscal year. For the purposes of subsection (b), it will be sufficient if such report is mailed in the ordinary course of business to those shareholder of record as at the date on which the record of shareholders has been taken for the purpose of the annual meeting, pursuant to Section 5 of ARTICLE VI of these by-laws.

                                  CHECKS
    Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

                                FISCAL YEAR
    Section 5. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                                   SEAL
    Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                              INDEMNIFICATION
    Section 7.   (a)    Directors, Officers and Employees of the
Corporation. Every person now or hereafter serving as a Director, Officer or Employee of the Corporation shall be indemnified and held harmless by the corporation from and against any and all loss, cost, liability and expense that may be imposed upon or incurred by him in connection with or resulting from any claim, action, suit, or proceeding, civil or criminal, in which he may become involved, as a party or otherwise, by reason of his being or having been a director, officer or employee of the corporation, whether or not he continues to be such at the time such loss, cost, liability or expense shall have been imposed or incurred. As used herein, the term "loss, cost, liability and expense" shall include, but shall not be limited to, counsel fees and disbursements and amounts of judgments, fines or penalties against, and amounts paid in settlement by, any such director, officer or employee; provided, however that no such director, officer or employee shall be entitled to claim such indemnity: (1) with respect to any matter as to which there shall have been a final adjudication that he has committed or allowed some act or omission, (a) otherwise than in good faith in what he considers to be the best interests of the corporation, and (b) without reasonable cause to believe that such act or omission was proper and legal; or (2) in the event of a settlement of such claim, action, suit, or proceeding unless (a) the court having jurisdiction thereof shall have approved of such settlement with knowledge of the indemnity provided herein, or (b) a written opinion of independent legal counsel, selected by or in manner determined by the Board of Directors, shall have been rendered substantially concurrently with such settlement, to the effect that it was not probable that the matter as to which indemnification is being made would have resulted in a final adjudication as specified in clause (1) above and that the said loss, cost, liability or expense may properly be borne by the corporation. A conviction or judgment (whether based on a plea of guilty or nolo contendere or its equivalent, or after trial) in a criminal action, suit or proceeding shall not be deemed an adjudication that such director, officer or employee has committed or allowed some act or omission as hereinabove provided if independent legal counsel, selected as hereinabove set forth, shall substantially concurrently with such conviction or judgement give to the corporation a written opinion that such director, officer or employee was acting in good faith in what he considered to be the best interests of the corporation or was not without reasonable cause to believe that such act or omission was proper and legal.
       (b) Directors, Officers and Employees of Subsidiaries. Every person (including a director, officer or employee of the corporation) who at the request of the corporation acts as a director, officer or employee of any other corporation in which the corporation owns shares of stock or of which it is a creditor shall be indemnified to the same extent and subject to the same conditions that the directors, officers, and employees of the corporation are indemnified under the preceding paragraph, except that the amount of such loss, cost, liability or expense paid to any such director, officer or employee shall be reduced by and to the extent of any amounts which may be collected by him from such other corporation.
       (c) Miscellaneous. The provisions of this section shall cover claims, actions, suits and proceedings, civil or criminal, whether now pending or hereafter commenced and shall be retroactive to cover acts or omissions or alleged acts or omissions which heretofore have taken place. In the event of death of any person having a right of indemnification under the provisions of this section, such right shall inure to the benefit of his heirs, executors, administrators and personal representatives. If any part of this section should be found to be invalid or ineffective in any proceeding, the validity and effect of the remaining provisions shall not be affected.
       (d) Indemnification Not Exclusive. The foregoing right of indemnification shall not be deemed exclusive of any other right to which those indemnified may be entitled, and the corporation may provide additional indemnity and rights to its directors, officers or employees.

                               ARTICLE VIII
                                AMENDMENTS
    Section 1. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration or repeal be contained in the notice of such special meeting.

                                                                 Exhibit 13


                    AYDIN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31
                                   1993               1992             1991
Net sales                      $141,475,000      $145,221,000    $158,544,000

Costs and expenses:
  Cost of sales
    Department of
      Justice settlement         14,819,000                -0-            -0-
    Other                       103,735,000        101,452,000    113,329,000
  Selling, general,
   and administrative            25,178,000         27,390,000     26,781,000
  Research and development        4,782,000          5,275,000      4,887,000
  Interest expense (income),
    net                             273,000       (  1,177,000)  ( 3,648,000)
                                ___________       ____________   ____________
                                148,787,000        132,940,000    141,349,000
                                ___________       ____________   ____________
Income (loss) before
  income taxes and
    minority interest          (  7,312,000)        12,281,000     17,195,000

Income tax provision
    (recovery)                 (  2,466,000)         4,458,000      4,721,000
                                ___________       ____________   ____________
Income (loss) before
  minority interest            (  4,846,000)         7,823,000     12,474,000

Less minority interest              121,000            761,000      1,687,000
                                ___________       ____________   ____________

Net income (loss)              ($ 4,967,000)       $ 7,062,000   $ 10,787,000
                               _____________       ___________   ____________

Earnings (loss) per common and
  common equivalent share            ($1.00)             $1.40          $2.13


See notes to consolidated financial statements.

                    AYDIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                   1993             1992
ASSETS

CURRENT ASSETS
  Cash and cash equivalents:
    1993--$10,908,000; 1992--$15,708,000      $  11,822,000    $  17,086,000
  Short-term investments                         13,058,000       19,930,000
  Accounts receivable, including contract
    retainage: 1993--$386,000;
    1992-$2,943,000;                             33,525,000       25,638,000
  Unbilled revenue, after progress
    billings:  1993--$46,718,000;
    1992--$24,502,000                            66,559,000       59,055,000
  Inventories                                    17,597,000       20,918,000
  Prepaid expenses                                1,470,000        1,924,000
                                                ___________      ___________
  TOTAL CURRENT ASSETS                          144,031,000      144,551,000

PROPERTY, PLANT, AND EQUIPMENT, at cost
  net of accumulated depreciation and
  amortization:  1993--$53,623,000;
  1992--$49,269,000;                             25,182,000       27,225,000

OTHER ASSETS                                        508,000          556,000
                                                ___________      ___________
                                               $169,721,000     $172,332,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt        $     397,000    $     393,000
  Short-term bank debt                           21,525,000       22,000,000
  Accounts payable                               21,731,000       23,398,000
  Accrued liabilities:
    Compensation                                  2,752,000        2,898,000
    Department of Justice settlement              8,015,000            -0-
    Other                                         4,528,000        2,064,000
  Advance payments and contract billings
    in excess of recognized revenue               1,563,000        1,120,000
  Accrued and deferred income taxes               7,014,000       12,100,000
                                                ___________      ___________
  TOTAL CURRENT LIABILITIES                      67,525,000       63,973,000

LONG-TERM DEBT, less current maturities           1,902,000        2,295,000

DEFERRED INCOME TAXES                             6,230,000        5,332,000

MINORITY INTEREST                                   105,000        2,311,000

STOCKHOLDERS' EQUITY
  Common Stock, par value $1--
    authorized, 7,500,000 shares; issued
    and outstanding, 1993--4,981,273 shares;
    1992--4,939,197 shares                        4,981,000        4,939,000
  Additional paid-in capital                        697,000          237,000
  Retained earnings                              88,906,000       93,873,000
  Foreign currency translation effects          (   625,000)     (   628,000)
                                                ___________      ___________
                                                 93,959,000       98,421,000
                                                ___________      ___________
                                               $169,721,000     $172,332,000

See notes to consolidated financial statements.

                    AYDIN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                          1993            1992         1991
OPERATING ACTIVITIES
  Net income (loss)                   ($ 4,967,000)   $ 7,062,000  $10,787,000
  Adjustments to reconcile net
    income (loss) to net cash
    provided (used) by operating
    activities:
      Depreciation and amortization       4,473,000    4,213,000    4,280,000
      Deferred income taxes           (   3,922,000) (   456,000)  (  802,000)
      Minority interest                     121,000      761,000    1,687,000
  Changes in other operating assets
   and liabilities, net:
      Accounts receivable             (   7,887,000) ( 5,930,000)  18,316,000
      Unbilled revenue                (   7,504,000) (25,649,000)   5,479,000
      Advance payments and contract
       billings in excess of
       recognized revenue                   443,000  (15,729,000) (38,370,000)
      Inventories                         3,321,000  ( 1,910,000) (   500,000)
      Prepaid expenses                      454,000  (   537,000) (   255,000)
      Accounts payable                (   1,667,000)   8,791,000    3,296,000
      Accrued liabilities                10,333,000      523,000  ( 1,072,000)
      Accrued income taxes            (     266,000) (   275,000)   1,003,000
      Other                                  50,000  (   513,000)     192,000
                                      ______________ ____________ ____________
          CASH PROVIDED (USED) BY
             OPERATING ACTIVITIES     (   7,018,000) (29,649,000)   4,041,000

INVESTING ACTIVITIES
  Purchase of property, plant, and
    equipment                         (   2,381,000) ( 1,429,000) ( 4,502,000)
  Short-term investments                  6,872,000   11,658,000   13,322,000
                                      ______________ ____________ ____________
          CASH PROVIDED
          BY INVESTING ACTIVITIES         4,491,000   10,229,000    8,820,000

FINANCING ACTIVITIES
  Payment of dividend                           -0-  ( 2,484,000) ( 2,455,000)
  Principal payments on long-term
    debt                              (     389,000) (   389,000) (   384,000)
  Purchase of treasury stock                    -0-  (   750,000) (   338,000)
  Minority investment in consolidated
    subsidiary                        (   2,327,000) ( 1,101,000)     453,000
  Proceeds from exercise of stock
    options                                 454,000      390,000      653,000
  Net short-term borrowings           (     475,000)  22,000,000          -0-
                                      ______________ ____________ ____________
          CASH PROVIDED (USED)
          BY FINANCING ACTIVITIES     (   2,737,000)  17,666,000  ( 2,071,000)
                                      ______________ ____________ ____________
          INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS        (   5,264,000) ( 1,754,000)  10,790,000

Cash and cash equivalents at
  beginning of year                      17,086,000   18,840,000    8,050,000
                                      ______________ ____________ ____________
          CASH AND CASH EQUIVALENTS
          AT END OF YEAR                $11,822,000  $17,086,000  $18,840,000


See notes to consolidated financial statements.

                    AYDIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 99%-owned Turkish subsidiary. All significant intercompany transactions and balances are eliminated in consolidation. During 1992 $800,000 of cash was invested in the Turkish subsidiary reflecting an ownership of 71% as of December 31, 1992 from 50% earlier. During 1993, $2.8 million of cash was invested to bring the ownership to 99%.

Contract Accounting: Revenue on long-term type contracts in excess of $100,000 is recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.

For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.

The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.

Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract objectives. Contract billings for partial shipments where product title passes to the customer are not considered progress billings. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage at December 31, 1993 matures in 1994.

Claims from customers of approximately $1.0 million for work performed outside the scope of certain contracts for which the Company anticipates recovery are included in unbilled revenue at December 31, 1993. The comparable amount at December 31, 1992 was $3.8 million.

Under the contract with the Government of Turkey, the Company received total advance payments of $56 million in October 1990 which were to be applied against future billings over the next six years. The contract provides for price escalation based on U.S. and Turkish inflation rates.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and average cost method which approximates FIFO.

Depreciation and Amortization: Depreciation is provided by the straight-line method over the estimated useful lives of the depreciable assets.
Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter.

Income Taxes: The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards (FAS) No. 109 which it adopted in 1991. Previously, the Company accounted for income taxes in accordance with FAS No. 96, which it adopted in 1987. The effect of the adoption of FAS No. 109 was not material.

Foreign Currency Translation: In accordance with FAS No. 52, balance sheet accounts of the Company's United Kingdom subsidiary are translated from the local currency into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rate for the year. The resulting translation gains or losses are shown as a separate component of stockholders' equity. The translation effects of all other non-U.S. subsidiaries are reflected in the income statement.

Earnings (Loss) Per Share: Earnings (loss) per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in earnings (loss) per share calculations was 4,959,740 for 1993, 5,043,063 for 1992, and 5,071,978 for 1991.

Statement of Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments: Short-term investments are carried at cost which approximates market. Short-term investments at December 31, 1993 consist of interest-bearing certificates of deposit and time deposits with initial terms of 3 to 12 months. The total includes $1.9 million held by the Company's Turkish subsidiary, all denominated in U.S. dollars. Cash and short term investments include $19.9 million held as collateral against outstanding letters of credit.

NOTE B--INVENTORIES

Inventories at December 31, 1993 and 1992 consist of:

                                      1993              1992
Raw materials                     $ 8,549,000       $ 9,450,000
Work in process                     6,036,000         8,512,000
Finished product                    3,012,000         2,956,000
                                  ___________       ___________
                                  $17,597,000       $20,918,000

NOTE C--PROPERTY, PLANT, AND EQUIPMENT

The Company's investment in property, plant, and equipment at December 31, 1993 and 1992 follows:

                                         1993           1992
Land                               $ 5,264,000      $ 5,264,000
Buildings                           20,459,000       20,442,000
Machinery and equipment             53,082,000       50,788,000
                                   ___________      ___________
                                    78,805,000       76,494,000
Less accumulated depreciation
             and amortization       53,623,000       49,269,000
                                   ___________      ___________
                                   $25,182,000      $27,225,000

NOTE D--SHORT- AND LONG-TERM FINANCING ARRANGEMENTS

The Company has annually renewable arrangements with certain banks whereby lines of credit aggregating $70,856,000 are available for letters of credit, including $14,000,000 which, alternatively, is available for short-term cash borrowings. An additional $14,900,000 is available for short-term borrowings only. These arrangements provide for interest on borrowings at rates ranging from LIBOR-based rates (generally below prime) to the prime lending rate (6.0% at December 31, 1993) plus 1/2%. These arrangements also require informal compensating cash balances averaging (on an annual basis) $475,000 (or equivalent fees) plus an additional amount up to 5% (maximum $725,000) of outstanding borrowings, and provide for commission rates on letters of credit at 1/2% to 1 1/8%. As of December 31, 1993 and 1992 there were $21,525,000 and $22,000,000 of borrowings under these lines, respectively.

At December 31, 1993, $58,000,000 of letters of credit were outstanding under these arrangements. These have been issued to foreign entities, principally to guarantee either contract performance or the return of unearned advance payments in the unlikely event that performance is not in accordance with the contracts, or to foreign suppliers to guarantee payment to them of the amount due. Of the total amount outstanding, $42.5 million pertains to the Company's contract with the Government of Turkey. This letter of credit was issued pursuant to a Credit Agreement with certain banks. The term extends to October 4, 1996 or until the letter of credit is reduced to zero, whichever occurs first. Cash or short-term investment collateral is required to be maintained equal to 1/3 of the balance outstanding in the letter of credit which amounts to $14.2 million. In addition to certain covenant requirements, the Credit Agreement contains restrictions concerning the payment of dividends and purchase of treasury stock which in the aggregate are limited to 50% of net income for the prior four fiscal quarters.

An additional letter of credit of $5.7 million pertaining to the Turkish contract has been issued by a Turkish bank for the Company's Turkish subsidiary. This letter of credit is not part of the Company's line of credit. Cash or short-term investment collateral is required to be maintained by the Turkish subsidiary equal to 100% of the balance outstanding on this letter of credit.

NOTE E--LONG-TERM DEBT

Long-term debt at December 31, 1993 and 1992 consists of the following:

                                                   1993             1992
Fixed-rate mortgage payable $8,000 monthly
  through 2001, including interest at 8-1/4%.  $   557,000      $  604,000
Variable-rate mortgage bearing interest
  at 70% of the prime rate
  (4.2% at December 31, 1993),
  quarterly principal
  payments of $55,000 plus interest through
  November 30, 1997.                               819,000       1,037,000
Variable-rate mortgage bearing interest at 70%
  of the prime rate (4.2% at December 31, 1993),
  quarterly principal payments of $31,000
  plus interest through May 1, 2001.               923,000       1,047,000
                                                __________      __________
                                                 2,299,000       2,688,000
Less current maturities                            397,000         393,000
                                                __________      __________
                                               $ 1,902,000      $2,295,000


Interest expense on long- and short-term debt for the years 1993, 1992, and 1991 amounted to $1,310,000, $639,000, and $243,000, respectively. Interest paid for the years 1993, 1992, and 1991 amounted to $1,402,000, $409,000, and
$251,000, respectively.

Land and buildings having a net carrying value of $5,514,000 at December 31, 1993 have been pledged as collateral for the mortgages.

Aggregate maturities of long-term debt for each of the years 1994 through 1998 are as follows: 1994--$397,000; 1995--$402,000; 1996--$407,000;
1997--$358,000; and 1998--$201,000.

NOTE F -- STOCKHOLDERS' EQUITY

The changes in common stock, additional paid-in capital, treasury stock, retained earnings, and foreign currency translation effects during the years 1991, 1992, and 1993 were as follows:

                                                                                Foreign
                                  Common     Additional                        Currency
                                  Stock       Paid-In   Treasury    Retained   Translation
                                  Par $1      Capital   Stock       Earnings   Effects
Balance, January 1, 1991        $ 4,909,000  $  -0-     $  -0-     $80,963,000 $  -0-
  (4,908,563 common shares)
Issuance of 54,684 shares            54,000   599,000
  on exercise of stock options
Tax benefit related to shares                 188,000
  acquired by employees under
  stock options
Acquisition of 15,064 shares                            ( 338,000)
  of treasury stock received
  from employees as payment
  for stock option exercises
Retirement of 15,064 treasury     (  15,000) (323,000)    338,000
  shares
Dividend declared ($.50 per                                        ( 2,455,000)
  share) in February 1991 and
  paid in April 1991
Net income                                                          10,787,000
                                  _________   _______   _________  ___________  _________
Balance, December 31, 1991        4,948,000   464,000         -0-   89,295,000     -0-
  (4,948,213 common shares)

Issuance of 34,536 shares            35,000   355,000
  on exercise of stock options
Tax benefit related to shares                 124,000
  acquired by employees under
  stock options
Acquisition of 37,450 shares                           (  602,000)
  of treasury stock in the
  open market
Acquisition of 6,102 shares                            (  148,000)
  of treasury stock received
  from employees as payment of
  stock option exercises
Retirement of 43,552 treasury   (    44,000) (706,000)    750,000
  shares
Dividend declared ($.50 per                                        ( 2,484,000)
  share) in March 1992 and
  paid in March 1992
Foreign currency translation                                                    ( 628,000)
  adjustment
Net income                                                           7,062,000
                                  _________   _______   _________  ___________  _________
Balance, December 31, 1992        4,939,000   237,000         -0-   93,873,000  ( 628,000)
  (4,939,197 common shares)


Issuance of 42,076 shares on         42,000   412,000
  exercise of stock options
Tax benefit related to shares                  48,000
  acquired by employees under
  stock options
Foreign currency translation                                                        3,000
  adjustment
Net loss                                                           ( 4,967,000)
                                  _________   _______   _________  ___________  _________
Balance, December 31, 1993       $4,981,000 $ 697,000   $  -0-     $88,906,000  ($625,000)
  (4,981,273 common shares)


NOTE G--STOCK OPTIONS

Pursuant to stock option plans, the Company has granted certain officers, directors, and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the stock on the date of grant except for the 1984 plan of 187,500 shares which permits the Board of Directors to set an option price up to 50% less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire five years after grant.

There is no charge to income with respect to stock options under the plans. A summary of the changes in options during 1991, 1992, and 1993 follows:

                                                                  Shares
                                                      Shares      Available
                                                   Under Option   for Option
At January 1, 1991                                    332,336         54,488
 Options granted                                       41,700     (   41,700)
 Option exercised (average price $11.96)            (  54,684)           -0-
 Options canceled                                   (  30,107)        30,107
                                                    __________    ___________
At December 31, 1991                                  289,245         42,895
 Authorization of individual option                       -0-        215,000
 Options granted:
  Option plan                                          27,750     (   27,750)
  Individual options                                  215,000     (  215,000)
  Options exercised (average price $11.31)         (   34,536)           -0-
  Options canceled                                 (   19,896)        19,896
                                                    __________    ___________
At December 31, 1992                                  477,563         35,041
 Options granted:
  Option plan                                          42,450     (   42,450)
 Options exercised (average price $10.80)          (   42,076)           -0-
 Options canceled                                  (  154,644)       154,644
 Cancellation of authorization                            -0-     (  100,000)
                                                    __________    ___________
At December 31, 1993 (128,969 exercisable)            323,293         47,235


These options expire on various dates beginning February 1994 and ending October 1998.

The average exercise price of options outstanding at December 31, 1993 is $13.28.

On January 3, 1994, the Board of Directors adopted a new incentive stock option plan to provide up to 50,000 shares for the grant of stock options to employees. The authorized number of shares was increased to 100,000 on February 25, 1994.

NOTE H--TAXES ON INCOME

The provision (recovery) for income taxes consists of the following:

                       Federal        State          Foreign         Total
1993:
 Current             ($  339,000)  $   62,000     $1,685,000      $1,408,000
 Deferred            ( 3,110,000)  (  812,000)           -0-     ( 3,922,000)

 Charge equivalent
  to tax benefit
  related to shares
  acquired by
  employees under
  stock options           39,000        9,000            -0-         48,000
                     ____________ ____________    __________     ____________
                     ($3,410,000) ($  741,000)    $1,685,000     ($2,466,000)

1992:
 Current              $3,022,000   $  358,000     $1,410,000      $4,790,000
 Deferred            (   323,000) (   133,000)           -0-     (   456,000)
 Charge equivalent
  to tax benefit
  related to shares
  acquired by
  employees under
  stock options           99,000       25,000            -0-         124,000
                      __________   __________     __________      __________
                      $2,798,000   $  250,000     $1,410,000      $4,458,000

1991:
 Current              $4,506,000   $  311,000     $  518,000      $5,335,000
 Deferred            ( 1,030,000)     228,000            -0-     (   802,000)
 Charge equivalent
  to tax benefit
  related to shares
  acquired by
  employees under
  stock options          150,000       38,000           -0-          188,000
                      __________   __________    __________       __________
                      $3,626,000   $  577,000    $  518,000       $4,721,000

The components of deferred income tax balances follow. No valuation allowances were required.

                               Year Ended December 31
                              1993              1992            1991
Contract accounting        $11,740,000        $14,953,000    $15,380,000
Excess tax over book
 depreciation                2,825,000          3,229,000      3,267,000
Inventory valuation        ( 1,599,000)       ( 1,403,000)   ( 1,226,000)
Alternative minimum tax    (    50,000)               -0-    (   359,000)
State deferred taxes       (   786,000)       ( 1,048,000)   ( 1,072,000)
Other, net                 (   348,000)       (    27,000)       169,000
                           ___________        ___________    ___________
                           $11,782,000        $15,704,000    $16,159,000


A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income or loss before income taxes and minority interest) is as follows:

                                         1993      1992      1991
Federal statutory rate                 (34.0%)     34.0%     34.0%
State income taxes net of federal tax
  benefit                              ( 6.7)       1.4       2.2
Benefit from nontaxable FSC income     ( 6.3)     ( 2.3)    ( 4.2)
Effects of higher (lower) foreign
  income tax rates                       5.6        2.3     ( 5.1)
Statutory federal rate increase to 35%
  on income over $10 million             2.6        0.0       0.0
Non-deductible Department of Justice
 settlement cost                         4.3        0.0       0.0
Other, net                                .8         .9        .6
                                        ____       ____      ____
Effective income tax rate              (33.7%)     36.3%     27.5%


Income tax payments, net of refunds, amounted to $4,332,000 in 1991, $5,066,000 in 1992, and $2,138,000 in 1993.

The Company has not provided deferred income taxes of approximately $600,000 on cumulative unremitted earnings of foreign subsidiaries, based on management's intention to permanently invest such earnings in the foreign jurisdictions.

NOTE I--EXPORT SALES, MAJOR CUSTOMERS, AND FOREIGN OPERATIONS

The Company operates predominantly in the electronics manufacturing industry.

Export sales by geographic area are as follows:

                             1993            1992          1991
Asia                       $  8,688,000   $  2,553,000   $ 1,168,000
Africa                        2,301,000      1,969,000     1,296,000
Europe                       42,220,000     53,084,000    41,452,000
North America                   528,000        869,000     2,317,000
South America                   475,000        447,000     2,640,000
Other                           844,000        306,000       791,000
                           ____________   ____________   ___________
     Total export sales    $ 55,056,000   $ 59,228,000   $49,664,000


The U.S. Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to U.S. Government agencies, principally the Department of Defense, amounted to $38,600,000, $39,347,000 and $65,360,000 in 1993, 1992
and 1991, respectively. Sales to the Government of Turkey amounted to $45,134,000 in 1993, $48,738,000 in 1992 and $41,228,000 in 1991.

Foreign assets included in the consolidated balance sheet amounted to $16.9 million, $23.4 million and $26.1 million at December 31, 1993, 1992 and 1991, respectively. Of these amounts, $13.7 million, $19.1 million and $21.1 million, at December 31, 1993, 1992 and 1991, respectively, are assets of the Company's Turkish subsidiary and consist mainly of U.S. dollar denominated interest-bearing time deposits that will be used to complete a portion of the Company's contract with the Government of Turkey. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively. Foreign sales and pretax income for 1992 amounted to $19.3 million and $3.3 million, respectively. Foreign sales and pretax income for 1991 amounted to $17.8 million and $3.9 million, respectively.

NOTE J--CONTINGENCIES

The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California.

The cost to date for the cleanup of the California site over the past nine years has been approximately $5.4 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost to go. The claim against the fourth insurance carrier is presently in litigation. A jury has ruled in Aydin's favor, however, a final decision by the court has not yet been rendered. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.

The IRS, as part of a field examination, has disallowed certain prior years research and development tax credits taken by the Company amounting to approximately $3.5 million plus related interest. The Company is challenging this finding with the appeals office of the IRS. Management is of the opinion that the ultimate resolution will not have a materially adverse effect on the financial position or results of operations.

NOTE K - SETTLEMENT WITH THE DEPARTMENT OF JUSTICE

On January 5, 1994, the Company reached settlement agreements with the U.S. Army and the Department of Justice ("DOJ") with reference to the AN/GRC-222 microwave radio contract. Under the terms of the agreement, the U.S. Army will reinstate the radio contract by withdrawing its previous termination for default issued November 30, 1993. Further, the investigation and all possible charges against the Company by the DOJ are settled.

On January 6, 1994, pursuant to the terms of settlement with DOJ, the Company entered a plea of guilty to the falsification of testing data, charges to which two of its low level employees previously pled guilty to in March 1993, and the plea was accepted by the court (U.S. District Court for the Northern District of California). The Company is reinstated on its AN/GRC-222 microwave radio contract with all of its previous terms and conditions. Further, the Company withdrew its contract claims, is doing additional work for the Army at no additional cost, and paid $2 million as an added consideration. The total impact on pretax income of this settlement was approximately $14,819,000, which has been charged to the 1993 fourth quarter earnings. The additional work and the related expenditures will be spread over a period of three years or longer.


                            REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Aydin Corporation


We have audited the accompanying consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aydin Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.




                                                      /s/ KPMG Peat Marwick

Philadelphia, Pennsylvania
February 25, 1994

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

Cash used by operations during 1993 was $7.0 million. The primary reasons for the cash outflow included: (1) a $7.5 million increase in unbilled revenue mainly because of costs incurred and resulting revenue recognized on the TMRC-C3 contract with the Government of Turkey in excess of billings rendered; and (2) a $7.9 million increase in accounts receivable primarily because of the commencement in 1993 of billings on the TMRC-C3 contract especially in the fourth quarter, offset partially by $4.0 million of cash received in settlement of insurance litigation related to environmental matters. Partially offsetting these cash outflows was a $3.3 million decline in inventories and $4.5 million of depreciation.

Also during 1993, $2.4 million was spent for capital additions and $2.8 million was spent to increase the ownership in the Turkish subsidiary from 71% at December 31, 1992 to over 99% at December 31, 1993.

Of the $24.9 million balance of cash and short-term investments at December 31, 1993, approximately $19.9 million is required to be maintained as collateral against letters of credit on the Turkish contract.

Cash used by operations during 1992 was $29.6 million and short-term borrowings increased by $22.0 million primarily because of costs incurred on the TMRC-C3 contract with the Government of Turkey. An advance payment of $56.0 million was received in 1990 on this contract with further billings not scheduled to commence until early 1993. The aforementioned costs incurred and resulting revenue recognized are the reasons for the $41.4 million increase from 1991 of unbilled revenue net of advance payments (received) and contract billings in excess of recognized revenue. Accounts payable increased by $8.8 million primarily because of subcontracts placed on the TMRC-C3 contract.

Also during 1992, $1.4 million was spent for capital additions and a $2.5 million cash dividend was paid. Further cash dividends are not planned for 1993. Also, the aggregate of future cash dividends and stock repurchases are limited to 50% of net income under the terms of the letters of credit agreement against the Turkish contract advance payment.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from short-term borrowings in the foreseeable future. The backlog declined to approximately $155.0 million at December 31, 1993 from $175.0 million at year end 1992.

At December 31, 1993 the Company had short-term borrowing arrangements of $29.0 million, of which $21.5 million had been used. These lines may be reduced if the Company has to issue letters of credit for performance guarantees in foreign countries.

Results of Operations

1993 versus 1992:  Net sales of $141,475,000 for 1993 decreased by $3,746,000 from 1992, a decline of 3%. Industrial sales declined to 17% of total sales from 19% last year due to continued market weakness in the Company's market niches. U.S. Government sales declined slightly and were offset by a small increase in export and foreign sales which now represent 56% of total sales versus 54% last year.

The $14,819,000 1993 special settlement charge included in the cost of sales caption is the result of the Company's decision to assume responsibility and plead guilty to criminal charges of falsification of test data on a U.S. Government contract (GRC-222), actions to which two low level employees had previously pled guilty. Of this charge, $2.0 million were cash payments made after December 31, 1993. The balance represents additional work and to upgrade the GRC-222 microwave radios for the U.S. Army and Aydin's dropping of claims it had filed against the Army.

Other cost of sales as a percentage of sales increased to 73.3% from 69.9% last year as a result of a more competitive U.S. Government business environment in 1993, a more favorable sales mix in 1992 and cost overruns on certain contracts in 1993.

Selling, general and administrative expenses declined by $2,212,000 from 1992 because of cost reductions necessitated by the declines in sales and backlog.

Net interest expense was $273,000 in 1993 compared to last year's net interest income of $1,177,000. The unfavorable swing reflects the higher level of this year's short-term borrowings and a decreased level of cash available for investment this year.

The effective income tax rate decreased to 34% for 1993 from 36% last year. The primary reason for the lower 1993 income tax rate is a function of a pretax loss in the U.S. in 1993 which means that the following elements of tax reduced the effective rate: foreign income tax provisions, non-deductible costs in connection with the Department of Justice settlement, and the impact on deferred taxes of the increased U.S. statutory rate effective January 1, 1994. Partially offsetting these effects was the tax benefit from non-taxable Foreign Sales Corporation income and a higher state income tax recovery on the 1993 U.S. pretax loss than the 1992 state income tax provision. See Note H for the impact of each of these items.

1992 versus 1991: Net sales of $145,221,000 for 1992 decreased by $13,323,000 from 1991, a decline of 8%. U.S. Government sales declined to 27% of total sales from 41% last year as a result of lower U.S. Government military spending. Export and foreign sales rose to 54% of total sales from 43% last year, and industrial sales rose slightly from last year.

Cost of sales as a percentage of sales improved to 69.9% from 70.2% last year as a result of a more favorable sales mix in 1992.

Interest income, net of interest expense, declined by $2,471,000 from 1991 because of a lower level of short-term investments, lower interest rates, and a higher level of short-term borrowings.

The income tax provision as a percentage of pretax income increased to 36% for 1992 from 27% in 1991 primarily as a result of higher foreign income tax rates during 1992 than in 1991.

Minority interest was $761,000 in 1992 as compared to $1,687,000 last year. The decrease reflects lower net income of the Turkish subsidiary which resulted primarily from the aforementioned higher foreign income taxes, and also an increased investment in the ownership of the Turkish subsidiary as explained in Note A.

Selected Financial Data
($000 omitted except for per share amounts)

For the Year:           1993*     1992        1991*        1990      1989
Net sales. . . . . .  $141,475   $145,221    $158,544    $142,269  $157,486
Cost of sales. . . .   118,554*   101,452     113,329      99,873   108,665
Income (loss) before
 income taxes and
 minority interest .  ( 7,312)*    12,281      17,195      10,065    13,490
Net income (loss). .  ( 4,967)*     7,062      10,787       7,465     9,190
Earnings (loss)
  per share. . .      (  1.00)*      1.40        2.13        1.51      1.81
Cash dividend
  per share. . . .         -0-        .50         .50         -0-      1.00
Return on average
 stockholders equity .(     5%)        7%         12%          9%       12%

At Year End:
Total Assets . . . .  $169,721   $172,332    $154,493    $179,847  $144,345
Working Capital. . .    76,506     80,578      82,287      73,352    79,043
Long-term debt . . .     1,902      2,295       2,688       3,076     9,255
Stockholders' equity .  93,959     98,421      94,707      85,872    79,983
Stockholders' equity
 per share . . . . .     18.86      19.93       19.14       17.49     15.97


* Cost of sales includes a fourth quarter 1993 charge or $14,819,000 in connection with a settlement reached with the Department of Justice. After tax, this charge amounted to $9,430,000 or $1.90 per share.

**In the fourth quarter of 1991, the Company adopted Statement of Financial
   Accounting Standard (FAS) No. 109. The effect of adoption of FAS No. 109 was not material.


Quarterly Financial Data

($000 omitted except per share amounts)

1993:                          1st      2nd      3rd       4th      Year
Net sales . . .              $37,434  $36,969  $31,577  $35,495   $141,475
Cost of sales .               26,642   27,206   22,896   41,810*   118,554*
Income (loss) before income
  taxes and minority
  interest . . .               2,462    1,727    1,780  (13,281)*  ( 7,312)*
Net income (loss) . . . .      1,436    1,152    1,067  ( 8,622)*  ( 4,967)*
Earnings (loss)
  per share. . .                 .29      .23      .21  (  1.73)*  (  1.00)*


* Cost of sales includes a fourth quarter 1993 charge or $14,819,000 in connection with a settlement reached with the Department of Justice. After tax, this charge amounted to $9,430,000 or $1.90 per share.


1992:
Net sales . . .              $37,663  $35,663  $36,991  $34,904   $145,221

Cost of sales .               25,919   24,513   26,713   24,307    101,452
Income before income
 taxes and minority
 interest . . .                4,023    2,954    2,917    2,387     12,281
Net income. . .                2,306    1,836    1,664    1,256      7,062
Earnings per share. . . .        .45      .37      .33      .25       1.40


Common Stock Prices

Aydin Corporation is listed on the New York Stock Exchange, symbol AYD.

1993:                          High         Low:
Fourth Q . . . . . . . .       16 1/2       11 3/4
Third Q. . . . . . . . .       18 3/8       15 1/2
Second Q . . . . . . . .       16 3/8       13 3/8
First Q. . . . . . . . .       17 7/8       14 1/2

1992:                          High         Low
Fourth Q . . . . . . . .       17 7/8       13 1/8
Third Q. . . . . . . . .       16 7/8       13
Second Q . . . . . . . .       20 5/8       15
First Q. . . . . . . . .       28 7/8       19 1/2


Audit Committee

The Audit Committee of the Board of Directors is comprised of non-management directors who have no business dealings with or material equity interest in the Company. The Committee has the following powers and duties: (1) to appoint and retain or dismiss the independent auditors and the internal auditor; (2) consult with the independent auditors on a quarterly basis (a) on any disagreements with management and (b) concerning the auditors' limited review of interim financial information; (3) review the management letters issued by the independent auditors and consult with them annually as to means by which internal accounting controls can be improved; (4) receive and review quarterly reports by the independent auditors on any internal accounting control deficiencies; (5) receive quarterly reports from the internal auditors; (6) review and approve all monthly corporate and division financial statements disseminated to the stockholders or filed with the Securities and Exchange Commission; (7) consult with the chief accounting officer concerning the implementation of recommendations of the independent auditors and internal auditors; (8) review the chief executive officer's expenses; and (9) review and approve the professional services rendered by the independent auditors.

Stockholder and Dividend Information

Aydin has approximately 6,000 stockholders of record and individual participants in security position listings. A special cash dividend of $.50 per share to stockholders of record as of the close of business on March 16, 1992, was paid on March 31, 1992. Aydin has no present plans to pay any special cash dividends.

Annual Meeting

The Company's Annual Meeting of Stockholders will be held on Friday, April 29, 1994, at 3:00 p.m., in the Corporate Office at 700 Dresher Road, Horsham, Pennsylvania. Stockholders are cordially invited to attend the Annual Meeting.

Form 10K

A copy of Aydin Corporation's Annual Report on Form 10-K may be obtained without charge by writing to Aydin Corporation, 700 Dresher Road, P.O. Box 349, Horsham, PA 19044, Attn: Investor Relations.

                                                                   Exhibit 21


                         SUBSIDIARIES OF REGISTRANT

NAME (and name under which         JURISDICTION                PERCENTAGE
they do business-same)             OF INCORPORATION            OWNED
Aydin Controls (U.K.) Limited      United Kingdom              100%
Aydin, S.A.                        Argentina                   100%
Aydin Foreign Sales Limited        Guam                        100%
Aydin Investments, Inc.            Delaware                    100%
Aydin Yazilim ve Elektronik
      Sanayi A.S.                  Turkey                       99% (1)


(1) Ninety eight (98%) percent of the 99% is owned by registrant's wholly owned subsidiary, Aydin Investments, Inc.

                                                                   Exhibit 23


CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Aydin Corporation:


We consent to incorporation by reference in Registration Statement Numbers:
33-34863, 33-22016, 33-14284, 2-97645, 2-93603, 2-77623, and 2-64093 on Form
S-8 of Aydin Corporation of our reports dated February 25, 1994, relating to the consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and cash flows, and related schedules for each of the years in the three-year period ended December 31, 1993, which reports appear in or incorporated by reference in the 1993 annual report on Form 10-K of Aydin Corporation.





                                                        /s/ KPMG Peat Marwick

Philadelphia, Pennsylvania
March 25, 1994


                                                                   Exhibit 99


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Aydin Corporation:

Under date of February 25, 1994, we reported on the consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and cash flows for and each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                            /s/ KPMG Peat Marwick


Philadelphia, Pennsylvania
February 25, 1994

