Form 10-Q
period 1994-04-02
AYDIN CORP
filed 1994-05-16
CIK 8919

AYDIN CORPORATION

   Telephone                                            700 Dresher Road
(215) 657-7510                                           P.O. Box 349
    FAX                                                Horsham, PA 19044
(215) 657-3830                                              U.S.A.
   Telex
685 1211 AYDIN UW

                              May 16, 1994
                               (VIA EDGAR)


SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q First Quarter, 1994
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the First Quarter ending April 2, 1994.

                               Very truly yours,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:cak
Enclosures
cc:  John W. Kauffman, Esq.
     James W. Kay, Peat Marwick

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended         April 2, 1994

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________ to __________

Commission file number     1-7203

                            AYDIN CORPORATION
________________________________________________________________________
         (Exact name of registrant as specified in its charter)

     DELAWARE                                  23-1686808
________________________________________________________________________

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
________________________________________________________________________

(Address of principle executive offices)             (Zip Code)

                             (215) 657-7510
________________________________________________________________________

          (Registrant's telephone number, including area code)

________________________________________________________________________

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _____X_____   NO ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, $1.00 par value, outstanding as of   May 13,
1994.
                          ______4,982,529______

                            AYDIN CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1994 First Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month period ended April 2, 1994 have been subjected to a limited review by KPMG Peat Marwick, the Registrant's independent accountants, whose report, set forth on page 6 of the "1994 First Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended April 2, 1994 and April 3, 1993 were 5,007,342 and 5,022,912, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (4/02/94 versus 12/31/93)

Accounts receivable decreased by $10.4 million mainly because of cash collected on an unusually large shipment on a U.S. Government contract and an excess of collections versus billings rendered on a large contract with the Government of Turkey. Accrued liabilities declined by $2.5 million primarily because of $2 million of payments made in connection with the terms of a settlement made with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report). Short-term bank debt decreased by $6.5 million because of the above mentioned receivable collections partially offset by the decline in accrued liabilities. Of the total of $23.9 million of cash and short-term investments at April 2, 1994, approximately $17.8 million represents interest bearing collateral required to be maintained against letters of credit for the Turkish contract.

The Company at April 2, 1994 had short-term borrowing arrangements available of $19 million, of which $15 million was used. These borrowing arrangements may be reduced if the Company has to increase performance guarantees it issues in foreign countries.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from short-term borrowings in the foreseeable future.

(2) Material Changes in Operations (First Quarter 1994 versus 1993)

Net sales declined by $8.0 million (21%) because of the increasingly competitive U.S. Government defense business and delays in booking new foreign business.

Cost of sales as a percentage of sales increased to 74.1% from 71.2% as a result of the more competitive U.S. Government defense business environment and a more favorable sales mix in 1993.

Selling, general and administrative expenses declined by $1.4 million (21%) because of cost reductions necessitated by the decreases in sales and backlog and as a result of net foreign currency translation gains of $495 thousand related to the Turkish subsidiary.

Research and development expenses decreased by $558 thousand (34%) because of a slow down or completion during 1994 of several Company-funded new product development projects.

The income tax provision as a percentage of pretax income decreased to 25.1% from 37.5% because the 1994 foreign currency translation gains referred to above are not subject to tax.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    (a)   The Registrant held its Annual Meeting of Stockholders on
          April 29, 1994.

    (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.

    (c) The matters voted upon and the results of the voting were as follows:

          (1) Election of Directors

                        For          Withheld   Broker
                                                Non-Votes
F.G. Allen              3,714,669    24,693     None
N.A. Gokcen             3,714,119    25,243     None
A. Hakimoglu            3,715,804    23,558     None
H.D. Train II           3,711,492    27,870     None

          (2) Approval of the 1994 Incentive Stock Option Plan

For          Against        Abstain     Broker Non-Votes
3,527,675    190,070        21,617      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -          None
          Exhibit 4 -          None
          Exhibit 10 -         None
          Exhibit 11 -         None
          Exhibit 15 -         Letter re unaudited interim financial
                               information
          Exhibit 18 -         None
          Exhibit 19 -         "1994 FIRST QUARTER REPORT" to
                               Stockholders
          Exhibit 22 -         None
          Exhibit 23 -         None
          Exhibit 24 -         None
          Exhibit 27 -         None

    (b)   Reports on Form 8-K

          A report on Form 8-K, dated January 5, 1994, was filed by the Registrant on January 13, 1994, covering Item 5 (Other
          Events).

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AYDIN CORPORATION

DATE   May 16, 1994
                                     /s/ Herbert Welber
                                     HERBERT WELBER, CONTROLLER

DATE   May 16, 1994
                                     /s/ Robert A. Clancy
                                     ROBERT A. CLANCY, SECRETARY

                            AYDIN CORPORATION
                       FORM 10-Q QUARTERLY REPORT

                              EXHIBIT INDEX

N0.         DESCRIPTION OF EXHIBIT

15          Letter re unaudited interim financial information

19          1994 First Quarter Report to Stockholders

                                                              Exhibit 15
KPMG Peat Marwick

Certified Public Accountants

1600 Market Street           Telephone 215 299 3100 Telefax 215 299 3150
Philadelphia, PA 19103-7279  Telex  4973852


Aydin Corporation
Horsham, Pennsylvania

Gentlemen:

RE: Registration Statements No's 33-53549; 33-34863; 33-22016;
    33-14284; 2-97645; 2-93603; 2-77623; 2-64093

With respect to the subject Registration Statements, we acknowledge awareness of the incorporation by reference therein of our report dated April 29, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the act.

                                     Very truly yours,

                                     /s/ KPMG Peat Marwick

Philadelphia, Pennsylvania
May 13, 1994

                                                              Exhibit 19
Dear Stockholder:

    Aydin's sales for the 1994 first quarter were $29,445,000, representing a decline of 21% from the first quarter sales of $37,434,000 last year. Net income was $1,027,000, a 28% decrease from the $1,436,000 in net income from the 1993 first quarter. Earnings per share were $.21, as compared to $.29 per share earned in the same period last year.

    During the quarter, the backlog decreased to $149,000,000 as compared to $155,000,000 as of the end of 1993.

    Management is pursuing the strategy of aggressively bidding U.S. Government and export programs, as in the past. A major effort is underway also to develop products to augment the industrial business, particularly in the digital wireless communications and computer equipment areas, for telecommunications applications.

    The Company plans to utilize its experience in microwave and TDMA (Time Division Multiple Access), which increases channel capacity in a given frequency band, to develop digital cellular products and systems. Also, the Company is developing a microcell, which provides cost effective communications to inaccessible areas. To accelerate this activity, Aydin has added to its staff a number of experienced wireless engineers.

    Expansion of its network access products for voice, data and video applications in public networks is also the Company's plan.

    The Company is working to strengthen its sales and marketing force and has hired Mr. Manfred Hirt for Corporate Marketing and Dr. Robert Hoe as Sales and Marketing Manager for the Company's West Coast Division. In addition, several international Sales Engineers have been appointed, including one of Russian origin. These should enable and/or enhance contacts in China, Russia, and the Far East and significantly improve international sales.

                                     /s/ Ayhan Hakimoglu

                                     Ayhan Hakimoglu
                                     President

April 29, 1994

                                (page 1)

                   AYDIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               ($000 omitted except for per share amounts)

                                         Three Months Ended
                                  April 2, 1994      April 3, 1993
                                   (Unaudited)        (Unaudited)
NET SALES                         $29,445            $37,434
COST AND EXPENSES
 Cost of sales                     21,812             26,642
 Selling, general
   and administrative               5,209              6,597
 Research and development           1,072              1,630
 Interest expense (income), net       (19)               103
                                  _______             ______
   Total                           28,074             34,972
                                  _______             ______

INCOME BEFORE INCOMES TAXES
   AND MINORITY INTEREST            1,371              2,462
INCOME TAXES                          344                923
                                  _______             ______

INCOME BEFORE
  MINORITY INTEREST                 1,027              1,539
LESS MINORITY INTEREST              - 0 -                103
                                  _______             ______

NET INCOME                        $ 1,027             $1,436
                                  _______             ______
                                  _______             ______

EARNINGS PER SHARE                $   .21             $  .29
                                  _______             ______
                                  _______             ______

                                (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                      April 2, 1994     Dec. 31, 1993
                                      (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $9,869; 1993, $10,908          $  11,536         $  11,822
Short-term investments                   12,345            13,058
Accounts receivable                      23,120            33,525
Unbilled revenue, after
 progress billings                       69,760            66,559
Inventories:
 Raw materials                            7,903             8,549
 Work-in-process                          6,014             6,036
 Finished product                         2,984             3,012
 Prepaid expenses                         2,069             1,470
                                       ________          ________
   Total current assets                 135,731           144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $54,441; 1993, $53,623            24,693            25,182
OTHER ASSETS                                501               508
                                       ________          ________

    TOTAL ASSETS                       $160,925          $169,721
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1993 balance sheet has been derived from the audited financial statements contained in the 1993 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in contingency disclosures. Pretax income for the first quarter of 1994 includes foreign currency translation gains of $495,000 relating to the Turkish subsidiary.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                           April 2, 1994     Dec. 31, 1993
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    398           $    397
 Short-term bank debt        15,025             21,525
 Accounts payable            20,559             21,731
 Accrued liabilities         12,774             15,295
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     2,557              1,563
 Accrued and deferred
  income taxes                6,789              7,014
                           ________            _______
Total current liabilities    58,102             67,525
LONG-TERM DEBT,
 less current maturities      1,798              1,902
DEFERRED INCOME TAXES         6,078              6,230
MINORITY INTEREST                 0                105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1994,
  4,982,304 shares;
  1993, 4,981,273 shares      4,982              4,981
 Additional paid-in capital     707                697
 Retained earnings           89,933             88,906
 Foreign currency
  translation effects          (675)              (625)
                           ________            _______
    Stockholders' equity     94,947             93,959
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $160,925           $169,721
                           ________            _______
                           ________            _______

                                (page 4)
                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                      Three Months Ended
                           April 2, 1994      April 3, 1993
                            (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   1,027          $    1,436
Items not affecting cash:
 Depreciation and
   amortization                  845               1,314
 Deferred income taxes          (100)                168
 Minority Interest                 0                 103
 Other                           (50)                 35
Changes in certain
  working capital items:
 Accounts receivable          10,405              11,335
 Unbilled revenue             (3,201)            (14,617)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                        994                 660
 Inventories                     696                (108)
 Prepaid expenses               (599)                244
 Accounts payable and
  accrued liabilities         (3,693)               (321)
 Accrued income taxes           (277)                520
                            ________           _________
      Cash Provided By
  Operating Activities         6,047                 769
INVESTING ACTIVITIES
Net property, plant and
 equipment additions            (349)               (625)
Short-term investments           713              (3,373)
                            ________           _________
  Cash Provided (Used) By
     Investing Activities        364              (3,998)
FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (103)                (98)
Net repayments of
 short-term borrowings        (6,500)             (2,300)
Minority investment in
 consolidated subsidiary        (105)               (189)
Proceeds from exercise of
 stock options                    11                 182
                            ________           _________
             Cash Used By
     Financing Activities     (6,697)             (2,405)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                    (286)             (5,634)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         11,822              17,086
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $ 11,536           $  11,452
                            ________           _________
                            ________           _________

                                (page 5)

              INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                      INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of April 2, 1994, and the related condensed consolidated statements of income and cash flows for the three-month periods ended April 2, 1994 and April 3, 1993. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1993 and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                     /s/ KPMG Peat Marwick
Philadelphia, Pennsylvania
April 29, 1994

    ________________________________________________________________

     A copy of Aydin Corporation's Form 10-Q may be obtained without charge, upon written request sent to Aydin Corporation

                                (page 6)