Form 10-Q
period 1994-07-02
AYDIN CORP
filed 1994-08-15
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.
   Telex
685 1211 AYDIN UW

                           August 15, 1994
                            (VIA EDGAR)


SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn: Filing Desk, Stop 1-4

RE:   Form 10-Q Second Quarter, 1994
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Second Quarter ending July 2, 1994.

                               Very truly yours,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:cak
Enclosures

cc:   John W. Kauffman, Esq.
      Kenneth W. Banet, Grant Thornton
      James W. Kay, Peat Marwick

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _______July 2, 1994_______________
                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _________________

Commission file number ________1-7203_________________________________

                             AYDIN CORPORATION
______________________________________________________________________
         (Exact name of registrant as specified in its charter)

               DELAWARE                           23-1686808
______________________________________________________________________
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
______________________________________________________________________
(Address of principle executive offices)               (Zip Code)

                            (215) 657-7510
______________________________________________________________________
          (Registrant's telephone number, including area code)


______________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ________X___________   NO ____________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock, $1.00 par value, outstanding as of August 15, 1994
                          _____4,998,900_____

                            AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1994 Second Quarter Report" to Stockholders. These condensed consolidated financial statements for the three and six-month periods ended July 2, 1994 have been subjected to a limited review by Grant Thornton, the Registrant's independent accountants, whose report, set forth on page 6 of the "1994 Second Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended July 2, 1994 and July 3, 1993 were 4,995,784 and 5,012,949, respectively, and for the six-month periods then ended 5,001,563 and 5,017,930, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (7/02/94 versus 12/31//93)

Accounts receivable increased by $10.5 million because of higher billings this quarter compared to the fourth quarter of 1993 particularly on a large contract with the Government of Turkey. Unbilled revenue decreased by $15.6 million because of these higher billings and also because of the lower level of percentage completion sales this quarter compared to the fourth quarter of 1993.

Accrued liabilities decreased by $3.7 million primarily because of $2 million of payments made and other costs incurred in connection with the terms of a settlement made with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report).

Short-term bank debt was reduced by $6.5 million owing to the favorable cash flow for the six months of 1994. Of the total of $20.6 million of cash and short-term investments at July 2, 1994, approximately $14.9 million represents interest bearing collateral required to be maintained against letters of credit for the Turkish Contract.

The Company at July 2, 1994 had short-term bank borrowings outstanding of $15 million. The banks are requesting partial or full reductions of these short-term borrowings. The Company anticipates full payment of these bank loans within six months from internal cash flow. The Company expects to make new banking arrangements within six months to cover its future potential needs.

Based on the present backlog and projected cash flows, the company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

(2) Material Changes in Operations (Second Quarter and Six Months 1994 versus 1993)

Net sales declined by 26% in the quarter and 24% in the six months because of delays in booking new foreign business and the continuing increasingly competitive U.S. Government defense business environment.

Cost of sales as a percentage of sales decreased in the quarter to 66.4% from 74.0% and in the six months to 70.4% from 72.4% primarily as a result of operating efficiencies achieved particularly on a large foreign contract.

In spite of a higher percentage of selling expenses to sales, selling, general and administrative expenses declined by $568,000 in the quarter and $1,956,000 in the six months because of net foreign currency translation gains of $307,000 in the quarter and $802,000 in the six months, in addition to cost reductions necessitated by the decreases in sales.

The income tax provision as a percentage of pre-tax income decreased to
19.2 % from 33.1% for the quarter and to 22.1% from 35.7% for the six months, primarily because the foreign currency translation gains referred to above are not subject to tax, and also because of lower foreign income tax rates.


PART II -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   The following is a list of Exhibits filed as part of this report:

        Exhibit 2 -  None
        Exhibit 4 -  None
        Exhibit 10 - None
        Exhibit 11 - None
        Exhibit 15 - Letter re unaudited interim financial information
        Exhibit 18 - None
        Exhibit 19 - "1994 SECOND QUARTER REPORT" to Stockholders
        Exhibit 22 - None
        Exhibit 23 - None
        Exhibit 24 - None
        Exhibit 27 - None
        Exhibit 99 - None

  (b)   Reports on Form 8-K

        A report on Form 8-K, dated June 13, 1994, was filed by the Registrant on June 15, 1994, covering Item 4 (Changes in
        Registrant's Certifying Accountant).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AYDIN CORPORATION

DATE ____August 15, 1994____          /s/ Herbert Welber
                                      Herbert Welber, Controller

DATE ____August 15, 1994____          /s/ Robert A. Clancy
                                      Robert A. Clancy, Secretary

                                                            EXHIBIT 15


                                       Grant Thornton
                                         2000 Market Street
                                         Philadelphia, PA  19103-3290
                                         215 561-4200

                                         FAX 215 561-1066


Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed financial statements of Aydin Corporation as of July 2, 1994 and for the three-month and six-month periods ended July 2, 1994, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated July 29, 1994. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended July 2, 1994 are being incorporated by reference in the Registration Statement Nos. 33-53549; 33-34863; 33-22016; 33-14284; 2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.


/s/ Grant Thornton


Grant Thornton

Philadelphia, Pennsylvania
August 12, 1994

                                                     Exhibit 19
Dear Stockholder:

     The 1994 second quarter sales were $27,306,000, a decrease from the $36,969,000 in sales during the same period in 1993. Net income for the second three month period was $1,130,000 or $.22 per share, being essentially flat as compared to $1,152,000 or $.23 per share earned in last year's second quarter.

     Sales for the 1994 first half were $56,751,000, a decrease from the $74,403,000 in sales for the same period last year. Net income was $2,157,000 or $.43 per share, representing a decline of 17% from the $2,588,000 or $.52 per share earned in the same period in 1993.

     The Company attributes the general decline in sales and earnings to, among other things, the increasingly competitive U.S. Government business, slow bookings, and higher percentage of selling and R&D expenses to sales. This trend will probably continue until new orders in the industrial and export markets improve.

     Backlog at the end of the first half was approximately $158 million, as compared to $150 million at this time last year, and $149 million at the end of the 1994 first quarter. Backlog figures do not include probable production options.

     During the second quarter, Aydin received two contracts totalling $12 million to supply airborne miniature data communications systems, including signal conditioners, for a U.S. military aircraft. Further, a $3.5 million contract has been received to provide a Turnkey Communication System for a major offshore oil platform project in Southeast Asia. Aydin has also jointly received initial orders to design, manufacture, and install "Second Generation" Time Division Multiple Access (TDMA) satellite ground terminals for the International Telecommunications Satellite Organization (INTELSAT) Network. These initial orders total over four million dollars ($4M).

     As announced earlier, management is pursuing the strategy of aggressively bidding U.S. Government and export programs, as in the past. A major effort is underway also to develop products to augment the industrial business, particularly in the digital wireless communications and computer equipment areas, for telecommunications applications.

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

     The Company has also strengthened its sales and marketing force.



                                                      /s/ Ayhan Hakimoglu
July 29, 1994                                         President

                               (page 1)

                       AYDIN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($000 omitted except for per share amounts)


                        Three Months Ended         Six Months Ended
                       7/02/94      7/03/93     7/02/94      7/03/93
                          (Unaudited)                  (Unaudited)
NET SALES               $27,306     $36,969      $56,751      $74,403
COST AND EXPENSES
 Cost of sales           18,137      27,206       39,949       53,848
 Selling, general
   and administrative     6,173       6,741       11,382       13,338
 Research and development 1,389       1,223        2,461        2,853
 Interest expense, net      209          72          190          175
                        _______     _______      _______      _______
   Total                 25,908      35,242       53,982       70,214
                        _______     _______      _______      _______

INCOME BEFORE INCOMES TAXES
   AND MINORITY INTEREST  1,398       1,727        2,769        4,189
INCOME TAXES                268         572          612        1,495
                        _______     _______      _______      _______

INCOME BEFORE
  MINORITY INTEREST       1,398       1,155        2,157        2,694
LESS MINORITY INTEREST    - 0 -           3        - 0 -          106
                        _______     _______      _______      _______

NET INCOME              $ 1,130     $ 1,152      $ 2,157      $ 2,588
                        _______     _______      _______      _______
                        _______     _______      _______      _______

EARNINGS PER SHARE      $   .22     $   .23      $   .43      $   .52
                        _______     _______      _______      _______
                        _______     _______      _______      _______

                                (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       July 2, 1994     Dec. 31, 1993
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $7,744; 1993, $10,908          $   8,991         $  11,822
Short-term investments                   11,655            13,058
Accounts receivable                      44,071            33,525
Unbilled revenue, after
 progress billings                       50,950            66,559
Inventories:
 Raw materials                            8,249             8,549
 Work-in-process                          6,806             6,036
 Finished product                         3,489             3,012
 Prepaid expenses                         2,187             1,470
                                       ________          ________
   Total current assets                 136,398           144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $55,351; 1993, $53,623            24,959            25,182
OTHER ASSETS                                491               508
                                       ________          ________

    TOTAL ASSETS                       $161,848          $169,721
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1993 balance sheet has been derived from the audited financial statements contained in the 1993 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate.
There are no changes in contingency disclosures. Pretax income for 1994 includes foreign currency translation gains relating to the Turkish subsidiary of $307,000 for the second quarter and $802,000 for the six months.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            July 2, 1994     Dec. 31, 1993
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    399           $    397
 Short-term bank debt        15,025             21,525
 Accounts payable            20,594             21,731
 Accrued liabilities         11,615             15,295
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     1,572              1,563
 Accrued and deferred
  income taxes                8,630              7,014
                           ________            _______
Total current liabilities    57,835             67,525
LONG-TERM DEBT,
 less current maturities      1,698              1,902
DEFERRED INCOME TAXES         6,087              6,230
MINORITY INTEREST             - 0 -                105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1994,
  4,988,900 shares;
  1993, 4,981,273 shares      4,989              4,981
 Additional paid-in capital     770                697
 Retained earnings           91,063             88,906
 Foreign currency
  translation effects          (594)              (625)
                           ________            _______
    Stockholders' equity     96,228             93,959
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $161,848           $169,721
                           ________            _______
                           ________            _______

                                (page 4)
                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                      Six Months Ended
                           July 2, 1994       July 3, 1993
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   2,157          $    2,588
Items not affecting cash:
 Depreciation and
   amortization                1,796               2,411
 Deferred income taxes          (100)                 41
 Minority Interest                 0                 106
 Other                            35                  59
Changes in certain
  working capital items:
 Accounts receivable         (10,546)              8,612
 Unbilled revenue             15,609             (18,197)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                          9                 727
 Inventories                    (947)                519
 Prepaid expenses               (717)                468
 Accounts payable and
  accrued liabilities         (4,817)                607
 Accrued income taxes          1,573                (440)
                            ________           _________
   Cash Provided (Used) By
   Operating Activities        4,052              (2,499)
INVESTING ACTIVITIES
Net property, plant and
 equipment additions          (1,560)             (1,134)
Short-term investments         1,403              (3,469)
                            ________           _________
  Cash Provided (Used) By
     Investing Activities       (157)             (4,603)
FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (202)               (197)
Net repayments of
 short-term borrowings        (6,500)             (4,200)
Minority investment in
 consolidated subsidiary        (105)             (2,316)
Proceeds from exercise of
 stock options                    81                 186
                            ________           _________
           Cash (Used) By
     Financing Activities     (6,726)             (6,527)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                  (2,831)            (13,629)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         11,822              17,086
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  8,991           $   3,457
                            ________           _________
                            ________           _________

                                (page 5)

                 INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                          INTERIM FINANCIAL INFORMATION


Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of July 2, 1994, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended July 2, 1994. The condensed consolidated statements of income and cash flows for the three and six-month periods ended
July 3, 1993 were reviewed by other accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

Our review and that of the prior accountants was conducted in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, and that of the prior accountants, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), were audited by other accountants in accordance with generally accepted auditing standards. In their report dated February 25, 1994, they expressed an unqualified opinion on those consolidated financial statements. In their opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Philadelphia, Pennsylvania                  /s/ Grant Thornton
July 29, 1994

__________________________________________________________________________

      A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation.

                                 (page 6)