Form 10-Q
period 1994-10-01
AYDIN CORP
filed 1994-11-14
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.
   Telex
685 1211 AYDIN UW
                           November 14, 1994
                              (VIA EDGAR)

SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:   Filing Desk, Stop 1-4

RE:     Form 10-Q Third Quarter, 1994
        File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Third Quarter ending October 1, 1994.

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

                                 FORM 10-Q


(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _______October 1, 1994_________
                                     OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

Commission file number ________1-7203__________________________

                             AYDIN CORPORATION
_________________________________________________________________
         (Exact name of registrant as specified in its charter)

               DELAWARE                           23-1686808
_________________________________________________________________
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
_________________________________________________________________
(Address of principle executive offices)               (Zip Code)

                            (215) 657-7510
_________________________________________________________________
          (Registrant's telephone number, including area code)


_________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ________X___________   NO ____________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock, $1.00 par value, outstanding as of November
11, 1994
                          _____4,988,900_____

                           AYDIN CORPORATION

PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1994 Third Quarter Report" to Stockholders. These condensed consolidated financial statements for the nine month period ended October 1, 1994 have been subjected to a limited review by Grant Thornton, the Registrant's independent accountants, whose report, set forth on page 6 of the "1994 Third Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of common stock options, if dilutive. The number of shares used in the computation of earnings per share for the three months ended October 1, 1994 and October 2, 1993 were 4,990,762 and 5,038,605, respectively, and for the nine-month periods then ended 4,997,963 and 5,024,822, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Financial Condition (10/1/94 versus
    12/31/93)

Unbilled revenue decreased by $11.5 million primarily because of increased billings on a major contract.

Net inventories increased by $2.6 million primarily because of a build-up of selected commercial standard product type inventories in order to provide a faster response and boost sales to customers in these product areas.

Accrued liabilities decreased by $4.9 million primarily because of $2 million of payments made and other costs incurred in connection with the terms of a settlement made with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report).

Short-term bank debt was reduced by $13.7 million during the nine months owing to billings on a major contract and resulting favorable cash flow. Of the total of $24.6 million of cash and short-term investments at 10/1/94, approximately $18.1 million represents interest bearing collateral required to be maintained against letters of credit for foreign contracts.

The Company at October 1, 1994 had short-term bank borrowings outstanding of $7.8 million. The banks are requesting partial or full reductions of these short-term borrowings. The Company anticipates making full payment of these bank loans within a few months from internal cash flow. The Company is working to make new banking arrangements to cover its future potential needs.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.


(2) Material Changes in Operations (Third Quarter and Nine Months 1994 versus 1993)

Net sales declined by 16% in the nine months primarily because of low level of booking in defense business.

Cost of sales as a percentage of sales decreased in the quarter to 70.9% from 72.5% and in the nine months to 70.6% from 72.4% primarily as a result of operating efficiencies achieved.

Selling, general and administrative expenses increased by $391,000 in the quarter because of the higher level of proposal activity and resulting proposal costs. Selling, general and administrative expenses decreased by $1,565,000 in the nine months because of net foreign currency translation gains of $874,000 in addition to cost reductions necessitated by the decrease in sales.

The income tax provision as a percentage of pre-tax income decreased to 27.1% from 36.8% for the nine months, primarily because the foreign currency translation gains referred to above are not subject to tax, and also because of lower foreign income tax rates.

PART II -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following is a list of Exhibits filed as part of this report:

           Exhibit 2           None
           Exhibit 4           None
           Exhibit 10          None
           Exhibit 11          None
           Exhibit 15          Letter re unaudited interim
                               financial information
           Exhibit 18          None
           Exhibit 19          "1994 THIRD QUARTER REPORT" to
                               Stockholders
           Exhibit 22          None
           Exhibit 23          None
           Exhibit 24          None
           Exhibit 27          Financial Data Schedule
           Exhibit 99          None

  (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the Third
           Quarter of 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       AYDIN CORPORATION


DATE    November 4, 1994             /s/ Herbert Welber
                                     Herbert Welber, Controller



DATE    November 11, 1994            /s/  Robert A. Clancy
                                     Robert A. Clancy, Secretary

                                            EXHIBIT 15


                                                          Grant Thornton
                                                      2000 Market Street
                                             Philadelphia, PA 19103-3290
                                                            215 561-4200

                                                        FAX 215 561-1066


Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed financial statements of Aydin Corporation as of October 1, 1994 and for the three-month and six-month periods ended October 1, 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants, and issued our report thereon dated October 28, 1994. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended October 1, 1994 are being incorporated by reference in the Registration Statement Nos. 33-53549; 33-34863; 33-22016; 33-14284;
2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to
Rule 436(c) of the Securities Act of 1993 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.


/s/ Grant Thornton

Philadelphia, Pennsylvania
October 28, 1994

                                                    EXHIBIT 19

Dear Stockholder:

       The third quarter 1994 sales of $31,918,000, were essentially flat compared to the $31,577,000 in sales in the same period last year. Net income for the three month period was $1,096,000, as compared to $1,067,000 earned in last year's third quarter. Earnings per share were $.22, versus $.21 in the 1993 third quarter.
       Sales for the first nine months were $88,669,000, representing a 16% decrease from last year's nine month sales of $105,980,000. Net income earned through the third quarter of 1994 was $3,253,000, as compared to $3,655,000, for the same period in 1993. Earnings for the first nine months of 1994 were $.65 per share versus $.73 reported during the same period last year.
       Backlog at the end of the third quarter was approximately $148 million, versus $156 million at this time last year, and $158 million at the end of the 1994 second quarter. The backlog numbers do not include probable production options.
       The Company is continuing to bid on large and small programs. During the last quarter, the Company submitted approximately $300 million worth of proposals.
       The Company has formed a new division, "Aydin Telecom".
Mr. Thomas LoCasale is appointed Corporate Vice President and President of this division and will report to Chief Executive Officer of the company, Mr. Ayhan Hakimoglu.
       This division will manufacture, market, and sell Digital Wireless Telephony Equipment & Systems, Digital Telephony Networks for Video Cable Systems, Network Access Equipment, Satellite Modems, Satellite TDMA Next Generation Equipment, Transcoders and certain types of Multiplexers.
       In the telecommunications field, Aydin West will continue as a separate division to market and sell Microwave Radios, Microcell, High Power Amplifiers and other Satellite Earth Station Equipment, Troposcatter Equipment, and Turnkey Telecom Systems.
       Aydin plans to be a major factor in Digital Wireless Telephony and Cable Video Systems Telephony Products and Network Access Equipment. The Company expects long distance carriers as well as cable TV companies to enter into competition with the Baby Bells in local telephony business. Similarly, local telephone companies will enter into long distance telephony. All of these will be the result of deregulation which is at the proposal stage at this time.
     Digital wireless systems are competitive in providing telephony networks for developing countries such as Russia, China, etc., who wish to expand their telephone networks. At this stage, it is not practical to hang or bury wires to bring a connection to every house, especially in low population density areas.
     Aydin expects that there will be a large market in equipment business of the type Aydin Telecom and Aydin (West) will sell in the USA and world-wide.

                                       /s/ Ayhan Hakimoglu
                                       Ayhan Hakimoglu
October 28, 1994                       President

                                    (page 1)

                       AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  ($000 OMITTED EXCEPT FOR PER SHARE AMOUNTS)

                     3 MONTHS ENDED             9 MONTHS ENDED
                     10/1/94    10/2/93  10/1/94       10/2/93
                     (UNAUDITED)          (UNAUDITED)
NET SALES          $  31,918   $  31,577  $  88,669   $ 105,980
COST AND EXPENSES
 Cost of sales        22,621      22,896     62,570      76,744
 Selling, general and
  administrative       6,313       5,922     17,695      19,260
 Research and
  development          1,203       1,028      3,664       3,881
                     ________   _________  ________    _________
 Interest expense,
  (income) net            90         (49)       280         126
                     ________   _________  ________    _________
   Total              30,227      29,797     84,209     100,011
INCOME BEFORE
 INCOME TAXES AND
 MINORITY INTEREST     1,691       1,780      4,460       5,969
INCOME TAXES             595         704      1,207       2,199
                     ________   _________  ________    _________
INCOME BEFORE
 MINORITY INTEREST     1,096       1,076      3,253       3,770
LESS MINORITY INTEREST   -0-           9        -0-         115
                     ________   _________  ________    _________
NET INCOME           $ 1,096   $   1,067  $   3,253    $  3,655
                     ________   _________ ________     _________
                     ________   _________ ________     _________
EARNINGS PER SHARE   $   .22   $     .21  $     .65    $    .73
                     ________   _________ ________     _________
                     ________   _________ ________     _________

                                    (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                 OCT. 1, 1994        Dec. 31, 1993
                                   (UNAUDITED)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $11,951; 1993, $10,908    $  16,188           $   11,822
Short-term investments               8,428               13,058
Accounts receivable                 31,694               33,525
Unbilled revenue, after
  progress billings                 55,025               66,559
Inventories:
 Raw materials                       9,519                8,549
 Work-in-process                     7,194                6,036
 Finished product                    3,456                3,012
Prepaid expenses                     1,904                1,470
                                 _________            _________
   TOTAL CURRENT ASSETS            133,408              144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $56,181; 1993, $53,623       24,737               25,182
OTHER ASSETS                           483                  508
                                 _________            _________
    TOTAL ASSETS                 $ 158,628           $  169,721
                                 _________            _________
                                 _________            _________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1993 balance sheet has been derived from the audited financial statements contained in the 1993 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in contingency disclosures. Pretax income for 1994 includes foreign currency translation gains relating to the Turkish subsidiary of $72,000 for the third quarter and $874,000 for the nine months.

                                    (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      Oct. 1, 1994  Dec.  31, 1993
                                        (Unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt   $    399    $     397
 Short-term bank debt                      7,806       21,525
 Accounts payable                         23,622       21,731
 Accrued liabilities                      10,413       15,295
 Advanced payments and contract
  billings in excess of recognized
  revenue                                  2,342        1,563
 Accrued and deferred income taxes         8,002        7,014
                                        _________    __________
     TOTAL CURRENT LIABILITIES            52,584       67,525
LONG-TERM DEBT, less current maturities    1,597        1,902
DEFERRED INCOME TAXES                      6,972        6,230
MINORITY INTEREST                            -0-          105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-authorized
  7,500,000 shares: issued 1994,
  4,988,900 shares; 1993, 4,981,273
  shares                                   4,989        4,981
 Additional paid-in capital                  770          697
 Retained earnings                        92,159       88,906
 Foreign currency translation effects       (443)        (625)
                                        _________    __________
     STOCKHOLDERS' EQUITY                 97,475       93,959
                                        _________    __________
     TOTAL LIABILITIES AND EQUITY       $158,628     $169,721
                                        _________    __________
                                        _________    __________

                                    (page 4)

                       AYDIN CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                 ($000 OMITTED)

                                         NINE MONTHS ENDED
                                 OCT. 1, 1994        Oct. 2, 1993
                                  (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net Income                       $    3,253          $    3,655
Items not affecting cash:
 Depreciation and amortization        2,647               3,488
 Deferred income taxes                  (19)               (478)
 Minority Interest                      -0-                 115
 Other                                  185                  81
Changes in certain working
  capital items:
 Accounts receivable                  1,831               4,740
 Unbilled revenue                    11,534             (19,402)
 Advance payments and contract
  billings in excess of
  recognized revenue                    779                  27
 Inventories                         (2,572)                995
 Prepaid expenses                      (434)                572
 Accounts payable and accrued
   liabilities                       (2,991)               (752)
 Accrued income taxes                 1,749                 597
                                 __________          ___________
        CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES      15,962              (6,362)
INVESTING ACTIVITIES
Net property, plant and
   equipment additions               (2,180)             (2,034)
Short-term investments                4,630                (546)
                                 __________          ___________
        CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES       2,450              (2,580)
FINANCING ACTIVITIES
Payments on long-term debt             (303)               (295)
Proceeds from (repayment) of
  short-term borrowings             (13,719)             (1,000)
Minority investment in
  consolidated subsidiary              (105)             (2,310)
Proceeds from exercise of
  stock options                          81                 263
                                 __________          ___________
                 CASH (USED) BY
           FINANCING ACTIVITIES     (14,046)             (3,342)
                                 __________          ___________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 4,366             (12,284)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                11,822              17,086
                                 __________          ___________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $    16,188          $    4,802
                                 __________          ___________
                                 __________          ___________

                                    (page 5)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

BOARD OF DIRECTORS AND STOCKHOLDERS
AYDIN CORPORATION

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of October 1, 1994, and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended October 1, 1994. The condensed consolidated statements of income and cash flows for the three and nine-month periods ended October 2, 1993 were reviewed by other accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Philadelphia, Pennsylvania         /s/  Grant Thornton
October 28, 1994
_______________________________________________________________

   A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation

                                (page 6)