Form 10-Q/A
AYDIN CORP
filed 1995-03-29
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.
   Telex
685 1211 AYDIN UW
                            March 29, 1995
                              (VIA EDGAR)

SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q/A First Quarter 1994
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q/A amending portions of the First Quarter Report for the period ending April 2, 1994.

                               Very truly yours,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:sbk
Enclosures

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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

Shares of common stock, $1.00 par value, outstanding as of May 13, 1994.
                          ______4,982,529______

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 1 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for per share amounts)

                                         Three Months Ended
                                   April 2, 1994
                                   Restated          April 3, 1993
                                   (Unaudited)        (Unaudited)
NET SALES                         $33,975            $37,434
COST AND EXPENSES
 Cost of sales                     25,455             26,642
 Selling, general
   and administrative               5,600              6,597
 Research and development           1,072              1,630
 Interest expense (income), net       (19)               103
                                  _______             ______
   Total                           32,108             34,972
                                  _______             ______

INCOME BEFORE INCOMES TAXES
AND MINORITY INTEREST               1,867              2,462

INCOME TAXES                          674                923
                                  _______             ______

INCOME BEFORE
MINORITY INTEREST                   1,193              1,539

LESS MINORITY INTEREST              - 0 -                103
                                  _______             ______

NET INCOME                        $ 1,193             $1,436
                                  _______             ______
                                  _______             ______

EARNINGS PER SHARE                $   .24             $  .29
                                  _______             ______
                                  _______             ______
WEIGHTED AVERAGE COMMON
AND COMMON EQUIVALENT
SHARES OUTSTANDING                  5,007              5,023
                                  _______             ______
                                  _______             ______


                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 2 of 5


                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       April 2, 1994
                                       Restated         Dec. 31, 1993
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $9,924; 1993, $10,908          $  11,699         $  11,822
Short-term investments                   12,345            13,058
Accounts receivable                      28,583            33,525
Unbilled revenue, after
 progress billings                       69,455            66,559
Inventories:
 Raw materials                            7,964             8,549
 Work-in-process                          6,014             6,036
 Finished product                         2,984             3,012
 Prepaid expenses                         2,069             1,470
                                       ________          ________
   Total current assets                 141,113           144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $54,853; 1993, $53,623            25,092            25,182
OTHER ASSETS                                505               508
                                       ________          ________

    TOTAL ASSETS                       $166,710          $169,721
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1993 balance sheet has been derived from the audited financial statements contained in the 1993 Annual Report to Stockholders. The current quarter has been restated as a result of previously not including the results of a foreign subsidiary. In previous periods the results of this subsidiary were not significant. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in contingency disclosures. Pretax income for the first quarter of 1994 includes foreign currency translation gains of $495,000 relating to the Turkish subsidiary.

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 3 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 2, 1994
                            Restated         Dec. 31, 1993
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    398           $    397
 Short-term bank debt        15,025             21,525
 Accounts payable            23,479             21,731
 Accrued liabilities         13,186             15,295
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     2,557              1,563
 Accrued and deferred
  income taxes                9,076              7,014
                           ________            _______
Total current liabilities    63,721             67,525
LONG-TERM DEBT,
 less current maturities      1,798              1,902
DEFERRED INCOME TAXES         6,078              6,230
MINORITY INTEREST                 0                105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1994,
  4,982,304 shares;
  1993, 4,981,273 shares      4,982              4,981
 Additional paid-in capital     707                697
 Retained earnings           90,099             88,906
 Foreign currency
  translation effects          (675)              (625)
                           ________            _______
    Stockholders' equity     95,113             93,959
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $166,710           $169,721
                           ________            _______
                           ________            _______

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 4 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                 Three Months Ended
                           April 2, 1994
                            Restated          April 3, 1993
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   1,193          $    1,436
Items not affecting cash:
 Depreciation and
   amortization                1,257               1,314
 Deferred income taxes          (100)                168
 Minority Interest                 0                 103
 Other                           (54)                 35
Changes in certain
working capital items:
 Accounts receivable           4,942              11,335
 Unbilled revenue             (2,896)            (14,617)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                        994                 660
 Inventories                     635                (108)
 Prepaid expenses               (599)                244
 Accounts payable and
  accrued liabilities           (361)               (321)
 Accrued income taxes          2,010                 520
                            ________           _________
      CASH PROVIDED BY
  OPERATING ACTIVITIES         7,021                 769

INVESTING ACTIVITIES
Net property, plant and
 equipment additions          (1,160)               (625)
Short-term investments           713              (3,373)
                            ________           _________
             CASH USED BY
     INVESTING ACTIVITIES       (447)             (3,998)

FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (103)                (98)
Net repayments of
 short-term borrowings        (6,500)             (2,300)
Minority investment in
 consolidated subsidiary        (105)               (189)
Proceeds from exercise of
 stock options                    11                 182
                            ________           _________
             CASH USED BY
     FINANCING ACTIVITIES     (6,697)             (2,405)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                    (123)             (5,634)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         11,822              17,086
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $ 11,699           $  11,452
                            ________           _________
                            ________           _________

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 5 of 5

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

BOARD OF DIRECTORS AND STOCKHOLDERS
AYDIN CORPORATION

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of April 2, 1994, and the related condensed consolidated statements of income and cash flows for the three month period ended April 2, 1994 as restated. See note Financial Statements regarding this restatement. The condensed consolidated statements of income and cash flows for the three-month period ended April 3, 1993 were reviewed by other accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                           /s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 22, 1995

                  AYDIN CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (4/02/94 versus 12/31/93)

Cash of $7.0 million was provided by operating activities and was used to pay off $6.5 million of short-term bank debt. The major components of the $7.0 million of cash provided by operations was: (a) $2.5 million from net income plus depreciation and (b) $4.9 million of cash provided from a decrease in accounts receivable because of cash collected on an unusually large shipment on a U.S. Government contract plus an excess of collections versus billings rendered a large contract with the Government of Turkey. Partially offsetting this positive cash flow was an increase in accounts receivable of the Argentina subsidiary because of increased volume.

Other significant components of the changes in cash flow included a $2.1 decrease in accrued liabilities because of $2 million of payments made in connection with terms of a settlement with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report). Offsetting this was a $2.1 million increase in accrued and deferred income taxes because of tax liabilities of the Argentina subsidiary.

Of the total of $24.0 million of cash and short-term investments at April 2, 1994, approximately $17.8 million represents interest bearing collateral required to be maintained against letters of credit for the Turkish contract.

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

(2) Material Changes in Operations (First Quarter 1994 versus 1993)

Net sales declined by $3.5 million (9%) because of the increasingly competitive U.S. Government defense business and delays in booking new export business partially offset by increased sales at the Argentina subsidiary.

Cost of sales as a percentage of sales increased to 74.9% from 71.2% primarily as a result of the more competitive U.S. Government defense business environment and a more favorable sales mix in 1993.

Selling, general and administrative (SG&A) expenses declined by $1.0 million (15%) because of cost reductions necessitated by the decreases in sales and backlog and as a result of net foreign currency translation gains of $495 thousand related to the Turkish subsidiary, partially offset by increased SG&A at the Argentina subsidiary.

Research and development expenses decreased by $558 thousand (34%) because of a slow down or completion during 1994 of several
Company-funded new product development projects.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following is a list of amended Exhibits filed as part of this report:

          Exhibit 15     -    Letter re unaudited interim financial
                              information

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AYDIN CORPORATION


DATE _____March 27, 1995_____              /s/ Herbert Welber
                                        Herbert Welber, Controller



DATE _____March 27, 1995_____              /s/ Robert A. Clancy
                                        Robert A. Clancy, Secretary

                                                                     Exhibit 15

                                Two Commerce Square
                                Suite 3100
                                2001 Market Street
                                Philadelphia, PA 19103-7080

                                Grant Thornton
                                Grant Thornton LLP Accountants and
                                            Management Consultants

Aydin Corporation                           The U.S. Member Firm of
Horsham, PA                                 Grant Thornton International

Gentlemen:

We have made a review of the condensed financial statements as restated of Aydin Corporation as of April 2, 1994 and for the three-month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated March 22, 1995. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended April 2, 1994 are being incorporated by reference in the Registration Statement Nos. 33-53549; 33-34863; 33-22016; 33-14284; 2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.

/s/ Grant Thornton LLP

Grant Thornton LLP

Philadelphia, Pennsylvania
March 22, 1995