Form 10-Q/A
AYDIN CORP
filed 1995-03-29
CIK 8919

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

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q/A Second Quarter 1994
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q/A amending portions of the Second Quarter Report for the period ending July 2, 1994.

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

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 1 of 5

                       AYDIN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except for per share amounts)

                        Three Months Ended         Six Months Ended
                       7/02/94                   7/02/94
                       Restated     7/03/93      Restated    7/03/93
                           (Unaudited)               (Unaudited)
NET SALES               $38,635     $36,969      $72,610      $74,403
COST AND EXPENSES
 Cost of sales           28,283      27,206       53,738       53,848
 Selling, general
   and administrative     7,068       6,741       12,668       13,338
 Research and development 1,389       1,223        2,461        2,853
 Interest expense, net      209          72          190          175
                        _______     _______      _______      _______
   Total                 36,949      35,242       69,057       70,214
                        _______     _______      _______      _______

INCOME BEFORE INCOMES TAXES
AND MINORITY INTEREST     1,686       1,727        3,553        4,189

INCOME TAXES                414         572        1,088        1,495
                        _______     _______      _______      _______

INCOME BEFORE
MINORITY INTEREST         1,272       1,155        2,465        2,694

LESS MINORITY INTEREST    - 0 -           3        - 0 -          106
                        _______     _______      _______      _______

NET INCOME              $ 1,272     $ 1,152      $ 2,465      $ 2,588
                        _______     _______      _______      _______
                        _______     _______      _______      _______

EARNINGS PER SHARE      $   .25     $   .23      $   .49      $   .52
                        _______     _______      _______      _______
                        _______     _______      _______      _______

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARE
OUTSTANDING               4,996       5,013        5,002         5,018
                        _______     _______      _______      _______
                        _______     _______      _______      _______

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 2 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       July 2, 1994
                                       Restated         Dec. 31, 1993
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $7,799; 1993, $10,908          $   9,188         $  11,822
Short-term investments                   11,655            13,058
Accounts receivable                      51,865            33,525
Unbilled revenue, after
 progress billings                       50,645            66,559
Inventories:
 Raw materials                            8,542             8,549
 Work-in-process                          6,806             6,036
 Finished product                         3,489             3,012
 Prepaid expenses                         2,187             1,470
                                       ________          ________
   Total current assets                 144,377           144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $55,799; 1993, $53,623            25,423            25,182
OTHER ASSETS                                496               508
                                       ________          ________

    TOTAL ASSETS                       $170,296          $169,721
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1993 balance sheet has been derived from the audited financial statements contained in the 1993 Annual Report to Stockholders. The 1994 periods have been restated as a result of previously not including the results of a foreign subsidiary. In previous periods the results of this subsidiary were not significant. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in contingency disclosures. Pretax income for 1994 includes foreign currency translation gains relating to the Turkish subsidiary of $307,000 for the second quarter and $802,000 for the six months.

                 PART 1, ITEM 1, FINANCIAL INFORMATION
                              page 3 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            July 2, 1994
                            Restated         Dec. 31, 1993
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    399           $    397
 Short-term bank debt        15,025             21,525
 Accounts payable            26,055             21,731
 Accrued liabilities         12,135             15,295
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     1,572              1,563
 Accrued and deferred
  income taxes               10,789              7,014
                           ________            _______
Total current liabilities    65,975             67,525
LONG-TERM DEBT,
 less current maturities      1,698              1,902
DEFERRED INCOME TAXES         6,087              6,230
MINORITY INTEREST             - 0 -                105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1994,
  4,988,900 shares;
  1993, 4,981,273 shares      4,989              4,981
 Additional paid-in capital     770                697
 Retained earnings           91,371             88,906
 Foreign currency
  translation effects          (594)              (625)
                           ________            _______
    Stockholders' equity     96,536             93,959
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $170,296           $169,721
                           ________            _______
                           ________            _______

                 PART 1, ITEM 1, FINANCIAL INFORMATION
                              page 4 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                  Six Months Ended
                           July 2, 1994
                           Restated           July 3, 1993
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   2,465          $    2,588
Items not affecting cash:
 Depreciation and
   amortization                2,244               2,411
 Deferred income taxes          (100)                 41
 Minority Interest                 0                 106
 Other                            30                  59
Changes in certain
Working capital items:
 Accounts receivable         (18,340)              8,612
 Unbilled revenue             15,914             (18,197)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                          9                 727
 Inventories                  (1,240)                519
 Prepaid expenses               (717)                468
 Accounts payable and
  accrued liabilities          1,164                 607
 Accrued income taxes          3,732                (440)
                            ________           _________
   Cash Provided (Used) By
   Operating Activities        5,161              (2,499)

INVESTING ACTIVITIES
Net property, plant and
 equipment additions          (2,472)             (1,134)
Short-term investments         1,403              (3,469)
                            ________           _________
            Cash Used By
     Investing Activities     (1,069)             (4,603)

FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (202)               (197)
Net repayments of
 short-term borrowings        (6,500)             (4,200)
Minority investment in
 consolidated subsidiary        (105)             (2,316)
Proceeds from exercise of
 stock options                    81                 186
                            ________           _________
            Cash Used By
     Financing Activities     (6,726)             (6,527)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                  (2,634)            (13,629)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         11,822              17,086
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  9,188           $   3,457
                            ________           _________
                            ________           _________

                 PART 1, ITEM 1, FINANCIAL INFORMATION
                              page 5 of 5

                 INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                          INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of July 2, 1994, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended July 2, 1994 as restated. See note to Financial statements regarding this restatement. The condensed consolidated statements of income and cash flows for the three and six-month periods ended July 3, 1993 were reviewed by other accountants. These condensed consolidated financial statements are the responsibility of the /Company's management.

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

                  AYDIN CORPORATION AND SUBSIDIARIES
PART I -  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (7/02/94 versus 12/31//93)

Accounts receivable increased by $18.3 million because of higher billings this quarter compared to the fourth quarter of 1993 particularly on large contracts with the Government of Turkey and an Argentina customer. Unbilled revenue decreased by $15.9 million because of the higher Government of Turkey billings and also because of the lower level of percentage completion sales this quarter compared to the fourth quarter of 1993.

Accrued liabilities decreased by $3.2 million primarily because of $2 million of payments made and other costs incurred in connection with the terms of a settlement made with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report).

Accounts payable and accrued and deferred income taxes increased by $4.3 million and $3.8 million, respectively, because of volume and tax liability increases at the Argentina subsidiary.

Short-term bank debt was reduced by $6.5 million owing to the favorable cash flow for the six months of 1994. Of the total of $20.8 million of cash and short-term investments at July 2, 1994, approximately $14.9 million represents interest bearing collateral required to be maintained against letters of credit for the Turkish Contract.

The Company at July 2, 1994 had short-term bank borrowings outstanding of $15 million. The banks are requesting partial or full reductions of these short-term borrowings. The Company anticipates full payment of these bank loans in 1995 from internal cash flow. The Company is seeking new banking arrangements to cover its future potential needs.

Based on the present backlog and projected cash flows, the company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

(2) Material Changes in Operations (Second Quarter and Six Months 1994 versus 1993)

Net sales increased by 5% in the quarter and decreased by 2% in the six months. Sales were favorably impacted, particularly in the 2nd quarter, by increased volume at the Argentina subsidiary. Offsetting this were delays in booking new export business and the continuing increasingly competitive U.S. Government defense business environment.

Cost of sales as a percentage of sales decreased in the quarter to 73.2% from 73.6% and increased in the six months to 74.0% from 72.4%. The decreases were primarily a result of operating efficiencies achieved particularly on a large contract. These were offset, particularly in the quarter, by a higher percentage of cost of sales versus sales at the Argentina subsidiary.

The income tax provision as a percentage of pre-tax income decreased to 24.6% from 33.1% for the quarter and to 30.6% from 35.7% for the six months, primarily because of foreign currency translation gains not subject to tax.

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