Form 10-Q/A
AYDIN CORP
filed 1995-03-29
CIK 8919

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

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q/A Third Quarter 1994
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q/A amending portions of the Third Quarter Period for the period ending October 1, 1994.

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

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 1 of 5

                       AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands except for per share amounts)

                       3 Months Ended        9 Months Ended
                     10/1/94              10/1/94
                     Restated   10/2/93   Restated     10/2/93
                     (Unaudited)          (Unaudited)
NET SALES          $  35,053   $  31,577  $ 107,663   $ 105,980
COST AND EXPENSES
 Cost of sales        24,931      22,896     78,669      76,744
 Selling, general and
  administrative       6,671       5,922     19,339      19,260
 Research and
  development          1,203       1,028      3,664       3,881
 Interest expense,
  (income) net            90         (49)       280         126
                     ________   _________  ________    _________
   Total              32,895      29,797    101,952     100,011
                     ________   _________  ________    _________

INCOME BEFORE
INCOME TAXES AND
MINORITY INTEREST      2,158       1,780      5,711       5,969

INCOME TAXES             854         704      1,942       2,199
                     ________   _________  ________    _________
INCOME BEFORE
MINORITY INTEREST      1,304       1,076      3,769       3,770

LESS MINORITY INTEREST   -0-           9        -0-         115
                     ________   _________  ________    _________
NET INCOME           $ 1,304   $   1,067  $   3,769    $  3,655
                     ________   _________ ________     _________
                     ________   _________ ________     _________
EARNINGS PER SHARE   $   .26   $     .21  $     .75    $    .73
                     ________   _________ ________     _________
                     ________   _________ ________     _________
WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES
OUTSTANDING            4,991       5,039      4,998       5,025
                     ________   _________  ________    _________
                     ________   _________  ________    _________

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 2 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                 Oct. 1, 1994
                                   Restated          Dec. 31, 1993
                                   (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1994, $13,737; 1993, $10,908    $  18,088           $   11,822
Short-term investments               8,428               13,058
Accounts receivable                 36,518               33,525
Unbilled revenue, after
  progress billings                 54,720               66,559
Inventories:
 Raw materials                       9,519                8,549
 Work-in-process                     7,194                6,036
 Finished product                    3,456                3,012
Prepaid expenses                     1,904                1,470
                                 _________            _________
   TOTAL CURRENT ASSETS            139,827              144,031
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1994, $56,665; 1993, $53,623       25,206               25,182
OTHER ASSETS                           488                  508
                                 _________            _________
    TOTAL ASSETS                 $ 165,521           $  169,721
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

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 3 of 5

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      Oct. 1, 1994
                                        Restated    Dec. 31, 1993
                                        (Unaudited)
CURRENT LIABILITIES:
 Current maturities of long-term debt   $    399    $     397
 Short-term bank debt                      7,806       21,525
 Accounts payable                         27,525       21,731
 Accrued liabilities                      10,896       15,295
 Advanced payments and contract
  billings in excess of recognized
  revenue                                  2,342        1,563
 Accrued and deferred income taxes         9,993        7,014
                                        _________    __________
     TOTAL CURRENT LIABILITIES            58,961       67,525
LONG-TERM DEBT, less current maturities    1,597        1,902
DEFERRED INCOME TAXES                      6,972        6,230
MINORITY INTEREST                            -0-          105
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-authorized
  7,500,000 shares: issued 1994,
  4,988,900 shares; 1993, 4,981,273
  shares                                   4,989        4,981
 Additional paid-in capital                  770          697
 Retained earnings                        92,675       88,906
 Foreign currency translation effects       (443)        (625)
                                        _________    __________
     STOCKHOLDERS' EQUITY                 97,991       93,959
                                        _________    __________
     TOTAL LIABILITIES AND EQUITY       $165,521     $169,721
                                        _________    __________
                                        _________    __________

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 4 of 5

                       AYDIN CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                                 ($000 Omitted)

                                         Nine Months Ended
                                 Oct. 1, 1994
                                  Restated           Oct. 2, 1993
                                  (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net Income                       $    3,769          $    3,655
Items not affecting cash:
 Depreciation and amortization        3,132               3,488
 Deferred income taxes                  (19)               (478)
 Minority Interest                      -0-                 115
 Other                                  180                  81
Changes in certain working
capital items:
 Accounts receivable                 (2,993)              4,740
 Unbilled revenue                    11,839             (19,402)
 Advance payments and contract
  billings in excess of
  recognized revenue                    779                  27
 Inventories                         (2,572)                995
 Prepaid expenses                      (434)                572
 Accounts payable and accrued
   liabilities                        1,395                (752)
 Accrued income taxes                 3,740                 597
                                 __________          ___________
        CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES      18,816              (6,362)

INVESTING ACTIVITIES
Net property, plant and
   equipment additions               (3,134)             (2,034)
Short-term investments                4,630                (546)
                                 __________          ___________
        CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES       1,496              (2,580)

FINANCING ACTIVITIES
Payments on long-term debt             (303)               (295)
Proceeds from (repayment) of
  short-term borrowings             (13,719)             (1,000)
Minority investment in
  consolidated subsidiary              (105)             (2,310)
Proceeds from exercise of
  stock options                          81                 263
                                 __________          ___________
                   CASH USED BY
           FINANCING ACTIVITIES     (14,046)             (3,342)
                                 __________          ___________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 6,266             (12,284)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                11,822              17,086
                                 __________          ___________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $    18,088          $    4,802
                                 __________          ___________
                                 __________          ___________

                     PART 1, ITEM 1, FINANCIAL INFORMATION
                                  page 5 of 5

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

BOARD OF DIRECTORS AND STOCKHOLDERS
AYDIN CORPORATION

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of October 1, 1994, and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended October 1, 1994 as restated. See note to the Financial Statement regarding this restatement. The condensed consolidated statements of income and cash flows for the three and nine-month periods ended October 2, 1993 were reviewed by other accountants. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                  AYDIN CORPORATION AND SUBSIDIARIES

PART I -   FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Financial Condition (10/1/94 versus
    12/31/93)

Unbilled revenue decreased by $11.8 million primarily because of increased billings on a major contract.

Net inventories increased by $2.6 million primarily because of a build-up of selected commercial standard product type inventories in order to provide a faster response and boost sales to customers in these product areas.

Accrued liabilities decreased by $4.4 million primarily because of $2 million of payments made and other costs incurred in connection with the terms of a settlement made with the Department of Justice on the AN/GRC-222 microwave radio contract with the U.S. Army (see Note K of the 12/31/93 Annual Report).

Accounts receivable, accounts payable and accrued and deferred income taxes increased by $3.0 million, $5.8 million and $3.0 million, respectively, primarily because of volume and tax liability increases of the Argentina subsidiary.

Short-term bank debt was reduced by $13.7 million during the nine months owing to the favorable cash flow. Of the total of $26.5 million of cash and short-term investments at 10/1/94, approximately $18.1 million represents interest bearing collateral required to be maintained against letters of credit for foreign contracts.

The Company at October 1, 1994 had short-term bank borrowings outstanding of $7.8 million. The banks are requesting partial or full reductions of these short-term borrowings. The Company anticipates making full payment of these bank loans in 1995 from internal cash flow. The Company is seeking new banking arrangements to cover its future potential needs.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

(2) Material Changes in Operations (Third Quarter and Nine Months 1994 versus 1993)

Net sales increased by 11% in the quarter and 2% in the nine months because of increased sales at the Argentina subsidiary. Partially offsetting this was a low level of bookings in the U.S. defense business.

Cost of sales as a percentage of sales decreased in the quarter to 71.1% from 72.5% and increased in the nine months to 73.1% from 72.4%.
Operating efficiencies were achieved in both the quarter and nine months but were partially offset by a higher percentage of cost of sales versus sales at the Argentina subsidiary.

Selling, general and administrative expenses increased by $749,000 in the quarter because of a higher level of proposal activity and resulting proposal costs and increased costs at the Argentina subsidiary.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following is a list of amended Exhibits filed as part of this reports:

          Exhibit 27     -    Financial Data Schedule (electronic filing
                              only)

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