Form 10-K
AYDIN CORP
filed 1995-03-31
CIK 8919

AYDIN CORPORATION

   Telephone                                   700 Dresher Road
(215) 657-7510                                   P.O. Box 349
    FAX                                        Horsham, PA 19044
(215) 657-3830                                      U.S.A.
   Telex
685 1211 AYDIN UW
                           March 31, 1995
                              (VIA EDGAR)


SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, DC 20549

   Re:    Form 10-K
          File No. 1-7203

Gentlemen:

   We enclose for filing Aydin Corporation's Annual Report on
Form 10-K for the year ended December 31, 1994. The filing fee of $250.00 was paid by Fedwire on March 27, 1995.

   The financial statements in the Annual Report on Form 10-K do not reflect any changes in accounting principles or practices or in the method of applying any such principles or practices as compared with the financial statements which appear in the Annual Report for 1993.


                                       Sincerely,

                                       /s/ Robert A. Clancy

                                       Robert A. Clancy
                                       Secretary and
                                       Corporate Counsel

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended __December 31, 1994__.
                                    OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ______________.

Commission file number ____1-7203____.

                            AYDIN CORPORATION
         _______________________________________________________
          (Exact name of registrant as specified in its charter)

          Delaware                                23-1686808

_______________________________________  ___________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

       700 DRESHER ROAD
     HORSHAM, PENNSYLVANIA                           19044
_______________________________________  __________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (215) 657-7510

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
     Title of each class            on which registered
______________________________     _________________________
   Common Stock, $1 Par Value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
                            _________________
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of 4,379,935 shares of Common Stock held by non-affiliates, computed using the closing price as of March 21, 1995, was $61,866,582.

Number of shares of Common Stock outstanding as of March 21, 1995
- 5,001,088.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference:

  - 1994 Annual Report to Stockholders of Aydin Corporation
    (hereinafter, "Annual Report") - Parts I and II
  - Proxy Statement of Aydin Corporation, dated March 21,
    1995 (hereinafter, "Proxy Statement") - Parts II and III

                            INDEX TO FORM 10-K

-----------------------------------------------------------------

  This index lists the requirements of Form 10-K and the page number in this Form 10-K (or in the Annual Report or the Proxy
  Statement) where each item can be found.

         PART I

Item 1   Business                                 10-K, pp. 2-6
Item 2   Properties                               10-K, p. 6
Item 3   Legal Proceedings                        10-K, p. 6
Item 4   Submission of Matters to a Vote of
         Security Holders                         10-K, p. 6
         Executive Officers of the Registrant     10-K, pp. 6-7

         PART II

Item 5   Market for the Registrant's Common       Annual Report,
         Equity and Related Stockholder Matters   p. 24
Item 6   Selected Financial Data                  Annual Report,
                                                  p. 23
Item 7   Management's Discussion and Analysis
         of Financial Condition and Results of    Annual Report,
         Operation                                p. 22
Item 8   Financial Statements and Supplementary   Annual Report,
         Data                                     pp. 14-21, 23
Item 9   Changes In and Disagreements With
         Accountants on Accounting and            Proxy
         Financial Disclosure                     Statement,p.17

         PART III

Item 10  Directors and Executive Officers of the  Proxy
         Registrant                               Statement,
                                                  pp. 3-5, 11-12
                                                  10-K, pp. 6-7
Item 11  Executive Compensation                   Proxy
                                                  Statement,
                                                  pp. 5-9, 10
Item 12  Security Ownership of Certain            Proxy
         Beneficial Owners and Management         Statement,
                                                  p. 2-3
Item 13  Certain Relationships and
         Related Transactions                     10-K, p. 9

         PART IV

Item 14  Exhibits, Financial Statement Schedules  10-K, pp.9-10
         and Reports on Form 8-K                  Exhibits

PART I

ITEM 1.  BUSINESS

(a) General Development of Business
 Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

 The Company consists domestically of three major operating and two smaller support divisions, and three foreign operating subsidiaries. The divisions and subsidiaries are profit centers each with engineering, manufacturing, marketing and accounting functions. In addition, a new division (Aydin Telecom) is presently being formed.

(b) Financial Information About Industry Segments
 The Company operates predominantly in the electronics manufacturing industry. Therefore, no segment information is reported.

(c) Narrative Description of Business
 The following table sets forth the percentage of the Company's total revenue contributed by each of its classes of products
 (among which overlapping does occur) for each of the last three years:

                                                   1994   1993   1992
                                                   ____   ____   ____
    (1) Telecommunications                          30%    27%    25%
    (2) Airborne & Ground Data
         Acquisition and Avionics                   29     22     19
    (3) Computer Equipment and Software             22     22     23
    (4) Radars, Radar Simulation, Integration
         and Modernization                           5      8      9
    (5) Command, Control and
          Communications Systems                    14     21     24
                                                   ____   ____   ____
        Totals                                     100%   100%   100%
                                                   ____   ____   ____
                                                   ____   ____   ____

 As stated above, the Company operates predominantly in the electronics manufacturing industry, and all information set forth below is with respect to the Company's business as a whole. The Company designs, manufactures, and sells five classes of products as set forth above and as described below:

    (1) Telecommunications
        Aydin engineers, manufactures and sells microwave digital and analog transmission equipment and systems for commercial and military applications which include wireless and hybrid fiber coax telephony communications equipment, cellular range extender, line-of-site (LOS) microwave radios, satellite earth stations, TDMA terminals and high power transmitters, portable communications terminals, troposcatter networks and wired network access products. Aydin also installs turnkey telecom systems.

    (2) Airborne and Ground Data Acquisition and Avionics
        Aydin provides airborne equipment and systems to gather critical information and to process, format and transmit to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. Aydin's terminals receive this data on the ground and analyze it further for display to track and control.

                                 (Page 2)

    (3) Computer Equipment and Software
        Aydin sells a line of commercial, high-resolution CRT monitors ranging in size from 10 inches to 29 inches. Workstations are also offered, mostly for the process control industry. Aydin also offers ruggedized and TEMPEST-qualified versions of the same for military applications. Software is written by Aydin for commercial and military purposes for specific applications such as radar simulation, modernization and integration; command, control and communications; and air traffic control systems.

    (4) Radars, Radar Simulation, Integration and Modernization Aydin has developed a modern 3-dimensional tactical air defense radar and has completed and/or is working on several projects in radar simulation, radar integration and automation of manual radars. Modernization of previously designed radars is also done by Aydin.

    (5) Command, Control and Communications Systems
        Aydin provides turnkey command, control and communications
        (C3) systems with or without radars for defense systems, both fixed and mobile.

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

    A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is as follows:

                                          1994          1993        1992
                                     ____________  ____________  ____________
    U.S. Government Agencies (direct
    and indirect), principally
    Department of Defense (1)        $ 42,015,000  $ 38,600,000  $ 39,347,000
    Export and foreign sales
    including equipment sold to
    other U.S. companies for
    export (1) (2) (3)                 75,166,000    78,532,000    78,578,000
    U.S. commercial and industrial
    business                           25,260,000    24,343,000    27,296,000
                                     ____________  ____________  ____________
    TOTAL NET SALES                  $142,441,000  $141,475,000  $145,221,000
                                     ____________  ____________  ____________
                                     ____________  ____________  ____________

   (1) The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $24,888,000 in 1994, $45,134,000 in 1993 and $48,738,000 in
       1992.  Sales to CTI (Argentina) amounted to $15,739,000 in
       1994.
   (2) Includes foreign sales of $37,167,000 for 1994, $22,958,000 for 1993, and $19,349,000 for 1992.
   (3) A breakdown of total export and foreign sales by geographic area follows in section (d) below.

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

   The backlog of unfilled orders at December 31, 1994 was $134 million as compared to $155 million at December 31, 1993.
   Approximately 40% of the 1994 backlog is not reasonably expected to be fulfilled within the current year.

   The backlog includes approximately $54 million for a command, control and communications project for the Government of Turkey for which most of the work is to be done over the next two years. This contract was signed in June, 1990 and became effective in October, 1990.

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

   Estimated amounts spent during 1994, 1993, and 1992 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                 (page 4)

                                  1994         1993       1992
                                __________  __________  __________
     Company-sponsored research
     and development on direct
     cost basis                 $5,159,000  $4,782,000  $5,275,000

     Customer-sponsored research
     and development activities $4,859,000  $4,125,000  $5,943,000

   The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California. The cost to date for the cleanup of the California site over the past ten years has been approximately $5.8 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost to go. A court has granted a declaratory judgement requiring the fourth carrier to pay all cleanup costs in excess of the $6.7 million already received. This judgement is being appealed by the fourth carrier. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.

   The Company employs approximately 1,500 persons, with operations concentrated principally in the Philadelphia and San Jose areas. Employer-employee relations are considered to be satisfactory.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

   The Company had no significant foreign operations prior to 1991 although a $210 million contract from the Government of Turkey became effective in October, 1990 with approximately 35% of this contract being performed by the Company's Turkish subsidiary. Foreign assets included in the consolidated balance sheet amounted to $33.7 million, $22.9 million, and $23.4 million at December 31, 1994, 1993, and 1992, respectively. Of these amounts, $6.7 million, $10.0 million, and $19.1 million at December 31, 1994, 1993, and 1992, respectively, is cash and short term investments of the Company's Turkish subsidiary consisting mainly of U.S. dollar denominated interest-bearing time deposits. In addition, at December 31, 1994 cash and short-term investments at the Argentina subsidiary was $1.9 million. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively, of which $21.1 million and $2.1 million, respectively, was for the Argentina subsidiary. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively. Foreign sales and pretax income for 1992 amounted to $19.3 million and $3.3 million, respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1994, 1993, and 1992 by geographic area are set forth below:

                           1994         1993       1992
                       ___________  ___________  ___________
Asia                  $ 6,788,000  $ 8,688,000  $ 2,553,000
Africa                   2,553,000    2,301,000    1,969,000
Europe                  41,465,000   59,426,000   68,980,000
North America            1,852,000      528,000      869,000
South America           22,125,000    6,745,000    3,901,000
Other                      383,000      844,000      306,000
                       ___________  ___________  ___________
Total export and
 foreign sales         $75,166,000  $78,532,000  $78,578,000
                       ___________  ___________  ___________
                       ___________  ___________  ___________

   On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 53% of total sales in 1994, 56% in 1993, and 54% in 1992. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products. The Company and its foreign subsidiaries may be adversely affected by certain risks

                                 (page 5)
   generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.


ITEM 2.  PROPERTIES

The Company's total plant capacity is approximately 700,000 square feet of administrative and production facilities, 540,000 of which it owns and the balance of which it leases. Three owned properties totalling 192,000 square feet are subject to mortgages and six owned properties totalling 348,000 square feet are unencumbered. All major leased properties are held under leases expiring between 1998 and 1999, most with renewal options. The principal owned properties are two administrative/production facilities in Fort Washington, Pennsylvania, and five more in the Greater Philadelphia area, and one in the San Jose area. In addition, the Company maintains its corporate headquarters in Horsham, Pennsylvania, and numerous sales offices within and outside the U.S. The administrative and production facilities occupied by the Company are well maintained and suitable for its operations, and include plant area, warehouse space, and management, engineering and clerical offices. The plants of each of the manufacturing operations generally contain machine shops, assembly areas, testing facilities and packing and shipping departments in addition to the engineering and laboratory areas.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Fourth Quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected as officer or appointed as general manager, positions and recent prior experience of all current executive officers of the Company as of March 21, 1995, are as follows:

   AYHAN HAKIMOGLU, CHAIRMAN AND C.E.O. (1)
   67.  First elected 1967.  Chairman of the Board of Directors;
   President of the Company through February 1992 and from March
   1994 through December 1994.

                                 (page 6)

   DONALD S. TAYLOR, PRESIDENT
   51.  1995.  President of the Company and President Aydin Corp.
   (East) since January 1995. From 1970 through 1994 held various positions with Computer Sciences Corporation, the last
   13 years as Vice President of its Integrated Systems Division.

   JOHN F. VANDERSLICE, SENIOR VICE PRESIDENT
   53. 1983. Senior Vice President of the Company. President of the Vector Division (manufactures airborne data communications products) since November 1982. Previously, he was Manager of Engineering (1969-1972), Operations Manager (1972-1973), and Vice President of Operations (1973-1982) of the Vector Division.

   DEMIRHAN HAKIMOGLU, VICE PRESIDENT (2)
   55. 1992. Vice President of the Company. Chairman of the Board and CEO of the Company's foreign subsidiary, Aydin Yazilim A.S., since July 1990. Prior to that, served in various engineering and management positions with various divisions of the Company since 1968 (except for a two year period, 1978-1980).

   MATS J. OFVERBERG, VICE PRESIDENT (3)
   54. 1990. Vice President of the Company and President of Aydin Corporation (West) Division from December 1990 to November 1993 and from March 14, 1994. Prior to his election as an officer, he served as Vice President of Engineering of the Company's Radar & EW Division and Executive Vice President of the Company's Aydin (West) group of divisions from February 1987.

   HERBERT WELBER, CONTROLLER AND ASSISTANT TREASURER
   59. 1986. Controller and Assistant Treasurer of the Company since August 1986. Previously, he was Controller and Vice
   President of Controls Division (manufactures display terminals) since August 1981.

Except for Dr. Taylor, each of the above officers was elected at the Annual Meeting of the Board of Directors on April 29, 1994.
Dr. Taylor commenced his employment on January 3, 1995 and was elected President of the Company as of that date. Officers are elected each year after the Annual Meeting of Stockholders. Each serves subject to the discretion of the Board of Directors until his successor shall be elected and qualified or until his death, disqualification, resignation or removal in the manner provided in the Company's By-Laws. There are no family relationships among any executive officers of Aydin, except for Ayhan Hakimoglu and Demirhan Hakimoglu who are brothers.

__________________

(1) From July 1971 to May 1972 did not serve as an officer of the Company, although he remained as a director.

(2) First elected Vice President in February 1991, and resigned that position in July 1991. Re-elected Vice President in
      February 1992.

(3) Retired November 3, 1993, and accepted re-employment effective March 14, 1994.

                                 (page 7)

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Incorporated by reference is the information under the heading, "Common Stock Prices" and "Stockholder and Dividend Information" on page 24 of the Annual Report. The Company has no present plans to pay any cash dividends. Future cash dividends, if any, will depend on business conditions. There are no restrictions that prevent the Company from paying future cash dividends, except that the Company's Board of Directors had determined in December 1992 that no cash dividend will be declared or paid for the foreseeable future, and except for maintaining compliance with certain covenants of a Credit Agreement for the funding of a standby Letter of Credit, as described more fully in Note D to the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference is the information under the heading, "Selected Financial Data" on page 23 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference is the information under the heading, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" on page 22 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference are the Consolidated Financial Statements of Aydin Corporation and the related Notes to Consolidated
Financial Statements, and Report of Independent Auditors on pages
14 to 21, inclusive, and the data under the heading, "Quarterly
Financial Data" on page 23, of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference is the information under the heading, "Independent Auditors" on page 17 of the Proxy Statement.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is the information under the heading, "Election of Directors" on pages 3-5 of the Proxy Statement, the information under the heading, "Compliance With Section 16(a) of the Exchange Act" on pages 11 and 12 of the Proxy Statement, and the information under the heading, "Executive Officers of the Registrant" on pages 6 and 7, Part I of this 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information under the heading, "Compensation of Executive Officers", "Option Grants in Last Fiscal, "Aggregated Option Exercises and Fiscal Year-End Option Values", "Ten-Year Option Repricing", "Employment Contracts and Termination of Employment Arrangements", and "Compensation Committee Interlocks and Insider Participation" on pages 5-9 and 10 of the Proxy Statement.

                                 (page 8)

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

      Consolidated Balance Sheets, as of
         December 31, 1994 and 1993.
       Consolidated Statements of Operations for the years
              ended December 31, 1994, 1993 and 1992.
       Consolidated Statements of Cash Flows for the years
                   ended December 31, 1994, 1993 and 1992.
       Notes to Consolidated Financial Statements.
       Report of Independent Auditors.

    2. Schedules
       The following is a list of the Schedules of Aydin
       Corporation and Subsidiaries filed as part of this report:

       Schedule II - Valuation and Qualifying Accounts

       Report of Independent Auditors

       All other schedules not listed above are omitted because they are inapplicable or are not required.

    3. Exhibits
       The following is a list of Exhibits filed as part of this report:

        3(i)       Restated Certificate of Incorporation

        3(ii)      By-Laws

        10.1       Restricted Stock Agreement

        10.2       Form of Individual Non-Qualified Stock Option

        10.3       The 1981 Incentive Stock Option Plan

        10.4       The 1983 Incentive Stock Option Plan

        10.5       The 1984 Non-Qualified Stock Option Plan

                                    (page 9)

        10.6       The 1994 Incentive Stock Option Plan

        13         Annual Report to Security Holders

        21         Subsidiaries of Registrant

        23.1       Consent of Independent Auditors, Grant Thornton LLP

        23.2       Consent of Independent Auditors, KPMG Peat Marwick LLP

        27         Financial Data Schedule (electronic filing only)

        99.1       Report of Independent Auditors, Grant Thornton LLP

        99.2       Report of Independent Auditors, KPMG Peat Marwick LLP


        All other exhibits not listed above are omitted because they are inapplicable.

(b)   Reports on Form 8-K
      No reports on Form 8-K were filed during the Fourth Quarter of 1994.

AYDIN CORPORATION
SCHEDULE II          - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR                S 1994, 1993, AND 1992

          COLUMN A                     COLUMN B            COLUMN C           COLUMN D         COLUMN E
                            Balance at                 ADDITIONS  Deductions - Balance at
                            Beginning Charged to         Charged to  Describe          End of
                            of Period Costs and Other                Period
          DESCRIPTION                 Expenses  Accounts -
                                                Describe
Year 1994
 Deducted from asset accounts:
  Allowance for doubtful accounts     $  331,000         $   43,000            $   51,000     (1)  $ 323,000
  Raw materials inventory reserve      2,029,000          1,240,000               819,000     (2)  2,450,000
            Totals          $2,360,000          $1,283,000
                            $  870,000          $2,773,000
Year 1993
 Deducted from asset accounts:
  Allowance for doubtful accounts     $  118,000         $  289,000            $   76,000     (1)  $  331,000
  Raw materials inventory reserve      1,821,000          1,899,000             1,691,000     (2)   2,029,000
               Totals       $1,939,000          $2,188,000           $1,767,000               $2,360,000
Year 1992
 Deducted from asset accounts:
  Allowance for doubtful accounts     $  126,000         $  108,000            $  116,000     (1)  $  118,000
  Raw materials inventory reserve      1,506,000            883,000               568,000     (2)   1,821,000
                Totals      $1,632,000          $  991,000           $  684,000               $1,939,000

(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off.

                                     (page 10)

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aydin Corporation


Dated:    March 29, 1995                By:  /s/ Robert A. Clancy
                                             Robert A. Clancy
                                                 Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ayhan Hakimoglu             Dated:       March 29, 1995
     Ayhan Hakimoglu
     Chief Executive Officer and
     Chairman of the Board of Directors

By: /s/ Donald S. Taylor            Dated:       March 29, 1995
     Donald S. Taylor
     President and Director

By: /s/ John F. Vanderslice         Dated:       March 29, 1995
     John F. Vanderslice
     Vice President and Director

By: /s/ Herbert Welber              Dated:       March 29, 1995
     Herbert Welber
     Controller and Assistant Treasurer
     Principal Accounting Officer

By: /s/ Jay L. Landis               Dated:       March 29, 1995
     Jay L. Landis
     Treasurer
     Principal Financial Officer

By: /s/ I. Gary Bard                Dated:       March 29, 1995
     I. Gary Bard
     Director

By: /s/ Nev A. Gokcen               Dated:       March 29, 1995
     Nev A. Gokcen
     Director

By: /s/ Harry D. Train, II          Dated:       March 29, 1995
     Harry D. Train, II
     Director

                                       EXHIBIT INDEX

Exhibit     Description
No.         of Exhibit

3(i)        Restated Certificate of Incorporation

3(ii)       By-Laws

10.1        Restricted Stock Agreement

10.2        Form of Individual Non-Qualified Stock Option

10.3        The 1981 Incentive Stock Option Plan

10.4        The 1983 Incentive Stock Option Plan

10.5        The 1984 Non-Qualified Stock Option Plan

10.6        The 1994 Incentive Stock Option Plan

13          Annual Report to Security Holders

21          Subsidiaries of Registrant

23.1        Consent of Independent Auditors, Grant Thornton LLP

23.2        Consent of Independent Auditors, KPMG Peat Marwick LLP

27          Financial Data Schedule (electronic filing only)

99.1        Report of Independent Auditors, Grant Thornton LLP

99.2        Report of Independent Auditors, KPMG Peat Marwick LLP

                                                                   Exhibit 3(i)
                    RESTATED CERTIFICATE OF INCORPORATION
                                     of
                              AYDIN CORPORATION

  FIRST.  The name of the corporation is
                               AYDIN CORPORATION
  SECOND. The address of its registered office in the State of Delaware is 32 Loocherman Square, Suite L-100, Dover, County of Kent. The name of its registered agent at such address is United States Corporation Company.
  THIRD. The nature of the business or purposes to be conducted or promoted is any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.
  FOURTH. The total number of shares of Common Stock which the corporation shall have authority to issue is Seven Million Five Hundred Thousand (7,500,000) and the par value of each of such shares is One Dollar ($1.00) amounting in the aggregate to Seven Million Five Hundred Thousand Dollars ($7,500,000). These shares shall have no preemptive or preferential rights of subscription concerning further issuance or authorization of the corporation's shares.
  FIFTH. In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized:
  To make, alter or repeal by-laws of the corporation.
  To authorize and cause to be executed mortgages and liens upon the real and personal property of the corporation.
  To set apart out of any of the funds of the corporation available for dividends a reserve or reserves for any proper purpose and to abolish any such reserve in the manner in which it was created.
  By a majority of the whole board, to designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution or in the by-laws of the corporation, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, the by-laws may provide that in the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member.
  When and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called upon such notice as is required by statute, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all or substantially all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may consist in whole or in part of money or property including shares of stock in, and/or other securities of, any other corporation or corporations, as its board of directors shall deem expedient and for the best interests of the corporation.
  SIXTH. A director of this corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any beach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.
  SEVENTH. Meetings of stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation. Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.
  EIGHTH. The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                                                                  Exhibit 3(ii)
                               AYDIN CORPORATION
                                    BY-LAWS
                         (Last Amended July 29, 1994)
                                    *******
                                   ARTICLE I
                                   OFFICERS
  Section 1. The registered office shall be in the City of Dover, County of Kent, State of Delaware.
  Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the corporation may require.

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

                                  ARTICLE III
                                   DIRECTORS
  Section 1. The number of Directors which shall constitute the whole Board shall be six (6). The Directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.
  Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining director, and the Directors so chosen shall held office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If their are no Directors in office, then an election of Directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the Directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such Directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the Directors chosen by the Directors then in office.
  Section 3. The business of the corporation shall be managed by its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these by-laws directed or required to be exercised or done by the stockholders.
                       MEETING OF THE BOARD OF DIRECTORS
  Section 4. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.
  Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the Directors.
  Section 6. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board.
  Section 7. Special meetings of the Board may be called by the Chairman of the Board on one day's notice to each director, either personally, by telephone, by mail or by telegram; special meetings shall be called by the Chairman of the Board or Secretary in like manner and on like notice on the written request of two directors.
  Section 8. At all meetings of the Board, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the Board of Directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
  Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.
                            COMMITTEES OF DIRECTORS
  Section 10. The Board of Directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; provided, however, that in the absence or disqualification of any member of such committee or committees, the member of members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.
  Section 11. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

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

                                                                   Exhibit 10.1

                               AYDIN CORPORATION
                          RESTRICTED STOCK AGREEMENT

  THIS AGREEMENT, made on this 3rd day of January, 1995, by and between AYDIN CORPORATION, a Delaware corporation (hereinafter called the "Company"), and DONALD S. TAYLOR (hereinafter called the
"Employee").

WITNESSETH:

  WHEREAS, the Employee has been elected by the Board of Directors of the Company (the "Board") as President of the Company effective January 3, 1995; and

  WHEREAS, the Company and the Employee have agreed to certain terms and conditions of employment of the Employee as set forth in the Company's offer of employment letter (the "Employment Letter") dated September 29, 1994; and

  WHEREAS, the Employment Letter provides for a one-time bonus for joining the Company of a restricted stock award (the "Award") of 10,000 shares of common stock of the Company (the "Common Stock") that will vest over a four-year period; and

  WHEREAS, the Board has authorized the granting of the Award conditioned upon the execution by the Company and the Employee of this Agreement, thereby allowing the Employee to acquire a proprietary interest in the Company in order that the Employee will have a further incentive for remaining with and increasing his efforts on behalf of the Company or one of its Affiliates;

  NOW Therefore, in consideration of the foregoing and of the mutual covenants hereafter set forth and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

  1. The Company hereby awards to the Employee as a separate incentive in connection with his employment and not in lieu of any salary or other compensation for his services, an Award covering 10,000 shares (the "Shares") of Common Stock on the terms and conditions set forth in this Agreement.

  2. The Shares covered by the Award shall vest in four equal installments of 2,500 Shares each on the first, second, third and fourth anniversary, respectively, of the date of this Agreement as long as the Employee remains employed by the Company or one of its Affiliates until such dates.

  3. Upon notification that the New York Stock Exchange has authorized listing of the Shares, a stock certificate evidencing the Shares shall be registered on the Company's books in the name of the Employee as of the date of this Agreement. Such certificate shall contain a legend restricting the transferability of such certificate and the Shares represented thereby, and referring to the terms and conditions approved by the Board and applicable to the Shares represented by the certificate (the "Restrictive Legend"). While the Shares are restricted and subject to the Delaware General Corporation Law, the Employee shall be entitled to all rights of a shareholder of the Company, including the right to vote the Shares and receive dividends and Other distributions declared on the Shares. The Employee shall have the right to return the certificate to the Company at any time for cancellation and to receive a certificate without the Restrictive Legend representing the Shares that have vested as provided in Section 2 hereof and a balance certificate bearing the Restrictive Legend for those Shares, if any, that shall not have been vested at such time; provided, however, that certificates representing vested or unvested Shares shall also bear a restrictive legend restricting transferability if legal counsel for the Company deems such legend to be required under applicable securities laws.

  4. If the employment of the Employee with the Company terminates for any reason during a vesting period, the Shares that have not vested shall be forfeited on the date of such termination of employment, except that for any portion of a vesting period that has elapsed through the date of such termination, the Employee shall receive a pro-rata portion of the Shares that would have been vested at the end of such period (the "Pro-Rata Shares") equal to the product of the Shares that are subject to vesting during such period (i.e., 2,500 Shares) multiplied by a fraction the numerator of which is the number of days that have elapsed during such vesting period through the date of termination and the denominator of which is 365. Upon termination of employment, the certificate(s) bearing the Restrictive Legend shall be returned to the Company for cancellation and a new certificate representing Shares that have vested as of the termination date for which the Restrictive Legend had not previously been removed and for the Pro-Rata Shares shall be issued to the Employee. The Employee may designate a beneficiary to receive the stock certificate representing the Shares that the Employee would have been entitled to receive under this Section 4 in the event that termination of employment of the Employee is due to his death. Each such beneficiary designation shall be in writing, making specific reference to this Agreement, and shall be addressed to the Company's Secretary and Corporate Counsel. The Employee has the right to change such beneficiary designation at will by delivering another written designation similar in form to the preceding designation to the Company's Secretary and Corporate Counsel.

  5. The Company shall have the right to obtain and withhold from any payment or transfer of property under this Agreement the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment or transfer. At its discretion, the Company may require the Employee as a condition to receiving any Shares of pursuant to the Award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution or transfer of Shares in whole or in part until the Company is so reimbursed. In lieu thereof~ the Company shall have the right to withhold from any other cash amount due or to become due from the Company to the Employee an amount equal to such taxes as required to be withheld by the Company to reimburse the Company for any such taxes or to retain and withhold a number of Shares having a market value no less than the amount of such taxes and to cancel (in whole or m part) any such Shares so withheld in order to reimburse the Company for any such taxes. Moreover, if the Employee elects, in accordance with Section 83(b) of the Internal Revenue Code of 1986, as amended, to recognize ordinary income upon the grant of the Award, the Company will require at the time of that election the Employee to reimburse the Company for the amount of taxes required by any government to be withheld or otherwise paid as a consequence of that election.

  6. Any notice to be given to the Company under the terms of this Agreement shall be addressed to the Company, in care of its Secretary and Corporate Counsels at 700 Dresher Road, P.O. Box 349, Horsham, Pennsylvania 19044, or at such other address as the Company may hereafter designate in writing. Any notice to be given to the Employee shall be addressed to the Employee at the Employee's home address of record as reflected in the Company's personnel files. Any such notice shall be deemed to have been duly given, if and when enclosed in a properly sealed envelope, addressed as aforesaid, registered or certified and deposited, postage and registry fee prepaid, in a United States post office.

  7. Nothing herein contained shall affect the Employee's right to participate in and receive benefits under and in accordance with the then current provisions of any pension, insurance or other employee welfare plan or program of the Company or any Affiliate.

  8. Except as otherwise herein provided, the Award herein granted and the rights and privileges conferred hereby shall not be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to sale under execution, attachment or similar process.

  9. Subject to the limitation on the transferability contained herein, this Agreement shall be binding upon and inure to the benefit of the heirs, legatees, legal representatives, successors and assigns of the parties hereto.

  10. The Board shall have the power to interpret this Agreement and to adopt such rules for the administration, interpretation and application of this Agreement as are consistent therewith and to interpret or revoke any such rules. All actions taken and all interpretations and determinations made by the Board in good faith shall be final and binding upon Employee, the Company and all other interested persons. No member of the Board shall be personally liable for any action, determination or interpretation made in good faith with respect to this Agreement.

  11. In the event of changes in the capital stock of the Company by reason of stock dividends, split-ups or combinations of shares, reclassifications, mergers, consolidations, reorganizations or liquidations during the restriction period, any and all new, substituted or additional securities to which the Employee is entitled by reason of the ownership of the Award shall be subject immediately to the terms, conditions and restrictions of this Agreement.

  12. In the event that any provision in this Agreement shall be held invalid or unenforceable, such provision shall be severable from, and such invalidity or unenforceability shall not be construed to have any effect on, the remaining provisions of this Agreement.

  13. This Agreement shall be construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania.

  14. The Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute but one and the same instrument.

  15. This Agreement may be amended or modified only by a written instrument executed by both the Company and the Employee.

  IN WITNESS WHEREOF, the parties have executed this Agreements in duplicate, the day and year first above written.

Attest:                       AYDIN CORPORATION


/s/ Robert A. Clancy          By: /s/ Ayhan Hakimoglu
Secretary
                           Title: Chairman



                              /s/ Donald S. Taylor
                              Employee's Signature


PH1\104045. 1

                                                                   Exhibit 10.2

                               AYDIN CORPORATION

                INDIVIDUAL NON-QUALIFIED STOCK OPTION AGREEMENT

  THIS AGREEMENT, made on                  between AYDIN
CORPORATION and its subsidiaries (hereinafter called the "Company")
and                  (hereinafter called "Optionee").

  The Board of Directors of the Company has determined that it is to the advantage and interest of the Company and its stockholders to grant the option provided for herein to the Optionee for their services to the Company and as an incentive for increased effort in the future, and in consideration of the mutual convenants herein contained, the parties hereto agree as follows:

1. Shares Optioned; Time of Exercise; Option Price.

The Company grants to Optionee the right and option to purchase, on the terms and conditions hereinafter set forth, all or any part of an
aggregate of       shares of the Company's presently authorized but
unissued common stock (par value $1.00) at the purchase price of $ per share, excerisable at the time and for the number of shares indicated hereafter.

  A. On or after      , to and including
        ,   shares.
  B. On or after      , to and including
        ,   shares.
  C. On or after      , to and including
        .   shares.

  D. On or after      , to and including
        .   shares.

2. Payment for Delivery of Stock.

The option granted hereunder shall be exercisable by Optionee from time to time (as hereinabove provided), by delivery of written notice specifying therein the number of shares which he has elected to purchase and the payment to the Company of the purchase price of the shares which Optionee shall then elect to purchase. Payment is acceptable if it is made either: (i) in cash (including check, bank draft, or money order); or (ii) by delivering Company Common Stock ("Stock") already owned by Optionee; or (iii) by a combination of cash and Stock. The fair market value of Stock so delivered shall be the mean of the high and the low prices on the principal Exchange upon which the Stock is traded on the trading day immediately preceding the date of exercise.


3. Necessity of Affiliation When Option is Exercised.

The option granted hereby and all rights hereunder to the extent such rights shall not have been exercised, shall terminate and become null and void if the Optionee ceases to be affiliated with the Company (whether by resignation, retirement, dismissal, disability or otherwise), except that (a) in the event of the termination of such affiliation for any reason other than the death of the Optionee, the Optionee may at any time within a period of thirty (30) days thereafter exercise the option granted hereby to the extent such option was exercisable by Optionee on the date of the termination of such affiliation, and (b) in the event of the death of the Optionee while affiliated with the Company, the options granted hereby which would have become exercisable by the Optionee at time of death may be exercised immediately or any time within three (3) months after such death by the person or persons to whom the Optionee's rights under the option granted hereby shall pass by will or by the applicable laws of descent and distribution; provided, however, that in no event may the option granted hereby be exercised to any extent by anyone after the terminal date specified in Section 1 of this Agreement. As used herein, the term "affiliation" includes, but is not limited to employee or director.

4. Nonassignability of Options.

Except as otherwise provided in Section 3 of this Agreement, the option granted hereunder and the rights and privileges conferred hereby shall be exercisable only by the Optionee and shall not be transferable or be assignable, either voluntarily or by operation of law, by Optionee, in whole or in part, and if the Optionee shall attempt to make any such transfer or assignment of the option granted hereunder, or any of the rights and privileges conferred, such attempt to transfer or assign shall be void and of no affect, and the Company shall have the right to terminate this Agreement as of the date of such purported transfer or assignment.

5. Termination of Optionee

If Optionee is an employee or non-employee Director of the Company, subject to the terms of any employment contract or other arrangement to the contrary, the Company shall have the right to terminate or change the terms of employment of the Optionee at any time for any reason whatsoever. A leave of absence or an interruption in service (including an interruption during military service) authorized or approved by the Company shall not be deemed a termination of employment for the purpose of this Section 5.

6. Compliance with Governmental and Other Regulations.

This option shall not be exercisable in whole or in part, and the Company shall not be obligated to sell any shares of stock pursuant to the exercise of this option, (a) until this option has been approved by the shareholders of the Company, and (b) if such exercise and sale would, in the opinion of counsel for the Company, require registration of such shares under the Securities Act of 1933 (or other Federal or State statues having similar requirements), as it may be in effect at that time, and the Company shall at such time not desire to so register such shares. If at any time the Board of Directors of the Company shall determine in its discretion that the listing or qualifications of the shares of stock subject to this option on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with the issue of shares pursuant to the exercise hereof, this option may not be exercised in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company's Board of Directors.
7. Acquisition for Investment; Notification of Disposition.

By accepting this option, Optionee agrees for himself, his heirs, and legates that any and all shares purchased hereunder shall be acquired for investment and not for distribution, and upon the issuance of any or all of the shares subject to the option granted hereunder, Optionee, his heirs or legates receiving such shares, shall deliver to the Company a representation in writing that such shares are being acquired in good faith for investment and not for distribution. The Company, at its sole discretion, may take all reasonable steps (including the affixing of an appropriate legend on certificates embodying the shares) to assure itself against any sale or distribution by Optionee not in compliance with the Federal or State securities laws. In the event that the Optionee at any time contemplates the disposition (whether by sale, exchange, gift or other form of transfer) of any shares of stock acquired pursuant to the exercise of the option granted hereby, Optionee will first notify the Company of such proposed disposition and will thereafter cooperate with the Company in complying with all the applicable requirements of law which, in the opinion of the Company, must be satisfied prior to the making of such disposition. In the event that the Optionee disposes (whether by sale, exchange, gift or any other transfer) of any shares of stock acquired pursuant to the exercise of the option granted hereby, within one (1) year after the transfer of such shares to him upon his exercise of such option, he will notify the Company in writing within thirty (30) days after such disposition.

8. Adjustments

In the event that the shares of stock subject to the option granted hereby shall be changed into or exchanged for a different number of kinds of shares of stock or other securities of the Company, or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares or otherwise) or if the number of such shares of stock shall be increased through the payment of a stock dividend, then there shall be substituted for or added to each share of stock of the Company theretofore or thereafter subject to this option the number and kind of shares of stock or other securities into which each outstanding share of stock of the Company shall be so changed, or for which each such share shall be exchanged, or to which each such shall be entitled, as the case may be. This option shall also be appropriately amended as to price and any other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kinds of the outstanding shares of stock of the Company subject to this option, or of any stock for which it shall have been exchanged, then if the Company's Board of Directors shall, in its sole discretion, determine that such change equitably requires an adjustment in this option, such adjustments shall be made in accordance with such determination. No fractional shares will be issued as a result of any adjustment in this option pursuant to this Section 8, nor shall any cash payment be made in lieu thereof. To the extent possible, any fractional shares resulting from such adjustment will be aggregated and the resulting whole shares added to any shares remaining to be purchased under this option. Notice of any adjustment shall be given by the Company to the Optionee and such adjustment (whether or not such notice is given) shall be final, effective, binding and conclusive for all purposes hereof.
The Board of Directors shall have the power, in the event of any merger or consolidation of the Company with or into any other corporation or company, to amend this option to permit the exercise of this option prior to the effectiveness of any such merger or consolidation and to terminate this option as of such effectiveness. If the Board of Directors of the Company shall exercise such power, this option shall be deemed to have been amended to permit the exercise hereof in whole or in part by the Optionee at any time or from time to time as determined by the Board of Directors prior to the effectiveness of such merger or consolidation, and this option shall be deemed to terminate upon such effectiveness.
9. Rights of Optionee in Stock.

Neither the Optionee nor his executor, administrator, heirs or legatees shall be or have any rights or privileges of a shareholder of the Company in respect to the shares issuable upon exercise of the option granted hereunder, unless and until certificates representing such shares shall have been issued and del ivered.
10. Notices

Any notice to be given under the terms of this Agreement shall be addressed to the Company at 700 Dresher Road, P.O. Box 349, Horsham, PA 19044, and any notice to be given to the Optionee shall be addressed to him at the address given beneath his signature hereto, or at such other address as either party may hereafter designate in writing to the other. Any such notice shall have been deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as aforesaid and deposited (first class postage prepaid) in post office or branch post office regularly maintained by the United States Government.

11. Effect of Agreement; Execution.

This Agreement shall be binding upon and inure to the benefit of any successor or successors of the Company.

  IN WITNESS WHEREOF, the Company has caused these presents to be executed on its behalf by its Chairman, to be sealed by its Corporate seal, attested by its Secretary, and Optionee has hereunto set his hand the day and year first above written which is the time of granting of the option hereunder.

ATTESTED:                      AYDIN CORPORATION

_______________________        By___________________________
Robert A. Clancy               Ayhan Hakimoglu
Secretary                      Chairman

{SEAL)


                               _____________________________
                               Optionee's signature


                               _____________________________


                               _____________________________
                               Optionee's Address  (zip code)

                                                                   Exhibit 10.3

                     THE 1981 INCENTIVE STOCK OPTION PLAN
                             OF AYDIN CORPORATION

                                100,000 Shares

                        (Last amended, April 27, 1990)

I.  Purpose

        The purpose of this Plan is to advance the interests of the Corporation and its shareholders by strengthening the ability of the Corporation to attract and retain in its employ key men of training, experience and ability and to furnish additional incentive to officers and valued key employees upon whose judgement, initiative and efforts the successful conduct and development of its business largely depends, by encouraging them to purchase stock in the Corporation.

II. Definitions

        As used in this Plan, "Corporation" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes officers and other key employees of the Corporation and its subsidiaries but excludes members of the Board of Directors who are not also officers or employees of the Corporation; "Stock Option Committee" (the "Committee") means the Board of Directors; "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1954, as amended from time to time.

III.    Eligible Personnel

    A.  All full-time salaried officers and key employees.

    B. An employee who has been granted an option may, if he is otherwise eligible, be granted an additional option or options.

IV. Stock Option Committee

    A. Subject to the provisions of the Plan, the Board of Directors shall be the Stock Option Committee and shall administer the Plan. It shall have authority to construe and interpret the Plan, to define the terms used therein, to prescribe, amend and rescind rules and regulations for the administration of the Plan and to take such other action in the administration of the Plan as it shall deem proper. The interpretation by the Committee of any provision of the Plan or of any option agreement entered into hereunder shall be in accordance with
        Section 422A of the Code and Regulations issued thereunder as they may be amended from time to time, in order that rights granted hereunder and under said option agreements shall constitute "Incentive Stock Options" within the meaning of such Section.

    B. A majority of the members of the Committee shall constitute a quorum and make all Committee determinations, take all Committee actions and conduct all Committee business. The Committee shall keep minutes of its meetings.

    C. Any Committee action may be taken or determination made without a meeting if all members of the Committee shall individually or collectively consent in writing to such action or determination. Such written consent or consents shall be filed with the minutes of the Committee.

    D. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties.

    E. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option agreement.

V.  Granting of Options

    A. The Board of Directors or the Stock Option Committee may at any time and from time to time grant options to eligible employees, to purchase shares of Common Stock of the Corporation under this Plan, determining the specific employees to whom options may be granted, the number of shares to be subject to each option, the terms and provisions of the option agreements, and the time or times at which such options shall be granted, provided, however, no officer of the Corporation who is also a director of the Corporation on the date of any specific grant may be granted an option if such grant, when aggregated with all previous grants to such person under this plan (as adjusted as provided for in Section IX) would exceed ten percent (10%) of the total number of shares authorized under this plan.

    B. The date of grant shall be the date the Board of Directors or the Stock Option Committee takes the necessary action to make the grant; provided, however, that if the minutes or appropriate resolutions of the Board or the Committee provide than an option is to be granted as of a date in the future, the date of grant shall be such future date. In any event, the optionee must be an employee on the date of the grant.

    C. No option shall be granted under this Plan after the close of business on October 22, 1991, but options theretofore granted may extend beyond that date.

    D.  The options granted hereunder shall be "Incentive Stock
        Options" as that term is used in the code.

VI. Shares Subject to the Plan

        The total number of shares of Common Stock that may be purchased pursuant to options granted under this Plan shall not exceed 100,000 subject to adjustment as provided in Section IX and subject to amendment as provided in Section X. If any option outstanding hereunder shall expire or terminate for any reasons without having been exercised in full, the unpurchased shares subject to the option shall again be available for the grant of options under this Plan. Upon the exercise of an option outstanding hereunder, the Corporation may reissue Common Stock held in its treasury or issue authorized but unissued Common Stock.

VII.    Terms of Options

    A. Each option granted under the Plan shall include the following provisions, or terms consistent with the following provisions:

        1. The purchase price (option price) of the shares subject to option shall be not less than the fair market value of the stock on the day the option is granted. Such fair market value shall be established as the following, in order of descending preference:

            a. Mean between the highest and the lowest quoted selling
               prices of the stock on an exchange.

            b. Lacking a. above, the mean between the "bid" and
               "asked" prices as provided to the Company by a legitimate broker.

            c. Lacking a. or b. for the date of grant, the mean
               between the "bid" and "asked" prices for the most recent date quoted, as obtained for the Company by a legitimate broker.

            d. Lacking a., b. or c., the last established
               determinable price.

        2. Except as provided in Section VIII herein, no option may be exercised unless the optionee is at the time of such exercise in the employ of the Corporation or of a subsidiary and shall have been continuously so employed since the granting of his option. For the purpose of the Plan, an employee who is on leave of absence or who is in the Armed Services or the civilian employment of the United States will be considered in the employ of the Corporation or its subsidiaries to the extent his employment would be treated as continuing intact under
            Section 421 and 422A of the Code, and the Regulations thereunder, as amended, from time to time.

        3. No option may be exercised prior to one year nor after five years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

After:                        The optionee may purchase:

One year from date of grant.........................25% of the total.
Two years from date of grant..........An additional 25% of the total.
Three years from date of grant........An additional 25% of the total.
Four years from date of grant.........An additional 25% of the total.

        4. An option granted under this Plan prior to January 1, 1987, shall not be exercisable while there is "outstanding" (within the meaning of Section 422A(c)(7) of the Code) any incentive stock option which was granted, before the granting of said option, to the optionee to purchase stock (i) of the Corporation, (ii) of a corporation which (at the time of the granting of such option) was a subsidiary of the Corporation, or
            (iii) of a predecessor corporation of any such corporation.

        5. Upon each exercise of an option the purchase price shall be payable in full in cash, (or its equivalent acceptable to the Corporation), or Common Stock already owned by the employee, or a combination of cash and Common Stock.

        6. No fractional shares shall be issued under this Plan or under any option granted hereunder, nor shall any cash payment be made in lieu thereof.

        7. An option shall not be assignable nor transferable by the employee to whom granted otherwise than by will or by the laws of descent and distribution, and may be exercised, during his lifetime, only by such employee.

        8. No person shall have the rights and privileges of a shareholder with respect to shares subject to or purchased under an option until the date appearing on the certificates issued upon the exercise of the option.

    B. The aggregate fair market value (determined as of the date the option is granted) of the stock for which any employee may be granted options in any calendar year prior to 1987 under this Plan and any other "Incentive Stock Option Plan" (within the meaning of Section 422A of the Code) of the Corporation or its subsidiaries, shall not exceed $100,000 plus any "unused limit carryover" to such year, as determined in accordance with Subsection (c)(4) of such Section. Subsequent to December 31, 1986, options granted under this Plan shall not be subject to these limitations, provided, however, the value of the shares subject to one or more Incentive Stock Option Plans first exercisable in any calendar year does not exceed $100,000 (determined as of the date the option is granted).

    C. No option under this Plan may be granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Corporation or of its subsidiaries, provided, however, this limitation shall not apply if such option is granted at an option price of at least 110 percent of the fair market value of the stock on the date of the grant.

    D. Each option granted under this Plan may, but need not, include other terms and conditions not inconsistent with the provisions hereof, including a requirements that the optionee represent at the time of each exercise of option that the shares purchased are being acquired for investment and not for resale.

    E. Nothing in this Plan or in any option granted hereunder shall confer any rights to continue in the employ of the Corporation or its subsidiaries or interfere in any way with the rights of the Corporation or any subsidiary to terminate the employee at any time.

VIII.   Termination of Employment or Death of Employee

    A. If the employment of an optionee is terminated for cause, or if he voluntarily quits, his option shall expire forthwith, but he may exercise any installments accrued as of the date of termination or voluntary quit provided payment for same is received within 30 days of the termination. Retirement, including Early Retirement, under any retirement plan of the Corporation or subsidiary is not deemed a voluntary quit.

    B. If the employment of an optionee terminates for any reason other than termination for cause, a voluntary quit, disability or death, the option shall expire three months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which installments had accrued as of the date of termination of employment.

    C. If an optionee dies while he is employed by the Corporation or a subsidiary or within the three month period referred to in
        Section VIII(B) above or within the twelve month period referred to in Section VIII(D) below, during said period, the option may be exercised by his personal representatives or the persons to whom his rights under the option shall pass by will or the laws of descent and distribution in accordance with terms of the option but only for that number of shares with respect to which installments had accrued as of the date of death or disability. Such exercisable installments must be exercised within three months of death, unless, by its terms, it expires sooner.

    D. If the employment of an optionee terminates by reason of the optionee's "disability" (within the meaning of Section 105(d)(4) of the Code), the option shall expire 12 months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which installments had accrued as of the date of termination of employment.

    E. Notwithstanding the above, an option may not be exercised after the expiration of five years from the date the option is granted.

IX. Adjustments Upon Changes in Capitalization

        In the event of any recapitalization, stock dividend, stock split, or combination affecting the stock subject to this Plan, or in the event of any merger, consolidation, or reorganization as a result of which the Corporation is the surviving corporation, the Committee will make appropriate adjustments in the aggregate number of kind of shares subject to the Plan, the number of shares that may be granted to any one employee, and the number of shares and the price per share subject to outstanding options provided that such options remain or constitute incentive stock options within the meaning of Section 422A of the Code. Any such determination of adjustment shall be final and conclusive upon the parties.

        In the event of the dissolution or liquidation of the Corporation, or in the event of a reorganization, merger, or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, or in the event of a sale of substantially all of the property or stock of the Corporation to another corporation, the Plan shall terminate; and any option then outstanding hereunder shall terminate on the effective date of such transaction; provided, however, that in the event of any such transaction the Board of Directors may, but need not, modify all outstanding options so as to make all such options exercisable in full on a date sufficiently in advance of the effective date of such transaction to permit the shares acquired pursuant to any exercise of such options to be issued before the effective date of such transaction.

X.  Amendment and Termination

    A. The Board of Directors shall have the power, in its discretion, to amend, suspend or terminate this Plan at any time. The Board of Directors shall not have the power except as may be permitted in Section IX herein:

        1. To change the class of employees eligible to receive options under the Plan; or

        2. To increase the number of shares subject to the Plan in the aggregate subsequent to the date the Plan is submitted to the shareholders of the Corporation for their approval; or

        3. To increase the number of shares subject to an option for anyone individual; or

        4. To reduce the option price below the fair market value of the stock at the time the option was granted; or

        5.  To increase the maximum terms of options provided herein.

    B. The Board of Directors may, with the consent of an optionee, make such modifications of the terms and conditions of his option as it shall deem advisable.

XI. Effective Date of Plan

        This Plan shall become effective as of October 23, 1981 upon approval of the shareholders of the Corporation and shall terminate at the close of business on October 22, 1991.

                                                                   Exhibit 10.4

                     THE 1983 INCENTIVE STOCK OPTION PLAN
                             OF AYDIN CORPORATION

                                120,000 Shares

                        (Last amended, April 27, 1990)

I.  Purpose

        The purpose of this Plan is to advance the interests of the Corporation and its shareholders by strengthening the ability of the Corporation to attract and retain in its employ key men of training, experience and ability and to furnish additional incentive to officers and valued key employees upon whose judgement, initiative and efforts the successful conduct and development of its business largely depends, by encouraging them to purchase stock in the Corporation.

II. Definitions

        As used in this Plan, "Corporation" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes officers and other key employees of the Corporation and its subsidiaries but excludes members of the Board of Directors who are not also officers or employees of the Corporation; "Stock Option Committee" (the "Committee") means the Board of Directors; "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1954, as amended from time to time.

III.    Eligible Personnel

    A.  All full-time salaried officers and key employees.

    B. An employee who has been granted an option may, if he is otherwise eligible, be granted an additional option or options.

IV. Stock Option Committee

    A. Subject to the provisions of the Plan, the Board of Directors shall be the Stock Option Committee and shall administer the Plan. It shall have authority to construe and interpret the Plan, to define the terms used therein, to prescribe, amend and rescind rules and regulations for the administration of the Plan and to take such other action in the administration of the Plan as it shall deem proper. The interpretation by the Committee of any provision of the Plan or of any option agreement entered into hereunder shall be in accordance with
        Section 422A of the Code and Regulations issued thereunder as they may be amended from time to time, in order that rights granted hereunder and under said option agreements shall constitute "Incentive Stock Options" within the meaning of such Section.

    B. A majority of the members of the Committee shall constitute a quorum and make all Committee determinations, take all Committee actions and conduct all Committee business. The Committee shall keep minutes of its meetings.

    C. Any Committee action may be taken or determination made without a meeting if all members of the Committee shall individually or collectively consent in writing to such action or determination. Such written consent or consents shall be filed with the minutes of the Committee.

    D. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties.

    E. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option agreement.

V.  Granting of Options

    A. The Board of Directors or the Stock Option Committee may at any time and from time to time grant options to eligible employees, to purchase shares of Common Stock of the Corporation under this Plan, determining the specific employees to whom options may be granted, the number of shares to be subject to each option, the terms and provisions of the option agreements, and the time or times at which such options shall be granted, provided, however, no officer of the Corporation who is also a director of the Corporation on the date of any specific grant may be granted an option if such grant, when aggregated with all previous grants to such person under this plan (as adjusted as provided for in Section IX) would exceed ten percent (10%) of the total number of shares authorized under this plan.

    B. The date of grant shall be the date the Board of Directors or the Stock Option Committee takes the necessary action to make the grant; provided, however, that if the minutes or appropriate resolutions of the Board or the Committee provide than an option is to be granted as of a date in the future, the date of grant shall be such future date. In any event, the optionee must be an employee on the date of the grant.

    C. No option shall be granted under this Plan after the close of business on October 31, 1993, but options theretofore granted may extend beyond that date.

    D.  The options granted hereunder shall be "Incentive Stock
        Options" as that term is used in the code.

VI. Shares Subject to the Plan

        The total number of shares of Common Stock that may be purchased pursuant to options granted under this Plan shall not exceed 120,000 subject to adjustment as provided in Section IX and subject to amendment as provided in Section X. If any option outstanding hereunder shall expire or terminate for any reasons without having been exercised in full, the unpurchased shares subject to the option shall again be available for the grant of options under this Plan. Upon the exercise of an option outstanding hereunder, the Corporation may reissue Common Stock held in its treasury or issue authorized but unissued Common Stock.

VII.    Terms of Options

    A. Each option granted under the Plan shall include the following provisions, or terms consistent with the following provisions:

        1. The purchase price (option price) of the shares subject to option shall be not less than the fair market value of the stock on the day the option is granted. Such fair market value shall be established as the following, in order of descending preference:

            a. Mean between the highest and the lowest quoted selling
               prices of the stock on an exchange.

            b. Lacking a. above, the mean between the "bid" and
               "asked" prices as provided to the Company by a legitimate broker.

            c. Lacking a. or b. for the date of grant, the mean
               between the "bid" and "asked" prices for the most recent date quoted, as obtained for the Company by a legitimate broker.

            d. Lacking a., b. or c., the last established
               determinable price.

        2. Except as provided in Section VIII herein, no option may be exercised unless the optionee is at the time of such exercise in the employ of the Corporation or of a subsidiary and shall have been continuously so employed since the granting of his option. For the purpose of the Plan, an employee who is on leave of absence or who is in the Armed Services or the civilian employment of the United States will be considered in the employ of the Corporation or its subsidiaries to the extent his employment would be treated as continuing intact under
            Section 421 and 422A of the Code, and the Regulations thereunder, as amended, from time to time.

        3. No option may be exercised prior to one year nor after five years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

After:                        The optionee may purchase:

One year from date of grant.........................25% of the total.
Two years from date of grant..........An additional 25% of the total.
Three years from date of grant........An additional 25% of the total.
Four years from date of grant.........An additional 25% of the total.

        4. An option granted under this Plan prior to January 1, 1987, shall not be exercisable while there is "outstanding" (within the meaning of Section 422A(c)(7) of the Code) any incentive stock option which was granted, before the granting of said option, to the optionee to purchase stock (i) of the Corporation, (ii) of a corporation which (at the time of the granting of such option) was a subsidiary of the Corporation, or
            (iii) of a predecessor corporation of any such corporation.

        5. Upon each exercise of an option the purchase price shall be payable in full in cash, (or its equivalent acceptable to the Corporation), or Common Stock already owned by the employee, or a combination of cash and Common Stock.

        6. No fractional shares shall be issued under this Plan or under any option granted hereunder, nor shall any cash payment be made in lieu thereof.

        7. An option shall not be assignable nor transferable by the employee to whom granted otherwise than by will or by the laws of descent and distribution, and may be exercised, during his lifetime, only by such employee.

        8. No person shall have the rights and privileges of a shareholder with respect to shares subject to or purchased under an option until the date appearing on the certificates issued upon the exercise of the option.

    B. The aggregate fair market value (determined as of the date the option is granted) of the stock for which any employee may be granted options in any calendar year prior to 1987 under this Plan and any other "Incentive Stock Option Plan" (within the meaning of Section 422A of the Code) of the Corporation or its subsidiaries, shall not exceed $100,000 plus any "unused limit carryover" to such year, as determined in accordance with Subsection (c)(4) of such Section. Subsequent to December 31, 1986, options granted under this Plan shall not be subject to these limitations, provided, however, the value of the shares subject to one or more Incentive Stock Option Plans first exercisable in any calendar year does not exceed $100,000 (determined as of the date the option is granted).

    C. No option under this Plan may be granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Corporation or of its subsidiaries, provided, however, this limitation shall not apply if such option is granted at an option price of at least 110 percent of the fair market value of the stock on the date of the grant.

    D. Each option granted under this Plan may, but need not, include other terms and conditions not inconsistent with the provisions hereof, including a requirements that the optionee represent at the time of each exercise of option that the shares purchased are being acquired for investment and not for resale.

    E. Nothing in this Plan or in any option granted hereunder shall confer any rights to continue in the employ of the Corporation or its subsidiaries or interfere in any way with the rights of the Corporation or any subsidiary to terminate the employee at any time.

VIII.   Termination of Employment or Death of Employee

    A. If the employment of an optionee is terminated for cause, or if he voluntarily quits, his option shall expire forthwith, but he may exercise any installments accrued as of the date of termination or voluntary quit provided payment for same is received within 30 days of the termination. Retirement, including Early Retirement, under any retirement plan of the Corporation or subsidiary is not deemed a voluntary quit.

    B. If the employment of an optionee terminates for any reason other than termination for cause, a voluntary quit, disability or death, the option shall expire three months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which installments had accrued as of the date of termination of employment.

    C. If an optionee dies while he is employed by the Corporation or a subsidiary or within the three month period referred to in
        Section VIII(B) above or within the twelve month period referred to in Section VIII(D) below, during said period, the option may be exercised by his personal representatives or the persons to whom his rights under the option shall pass by will or the laws of descent and distribution in accordance with terms of the option but only for that number of shares with respect to which installments had accrued as of the date of death or disability. Such exercisable installments must be exercised within three months of death, unless, by its terms, it expires sooner.

    D. If the employment of an optionee terminates by reason of the optionee's "disability" (within the meaning of Section 105(d)(4) of the Code), the option shall expire 12 months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which installments had accrued as of the date of termination of employment.

    E. Notwithstanding the above, an option may not be exercised after the expiration of five years from the date the option is granted.

IX. Adjustments Upon Changes in Capitalization

        In the event of any recapitalization, stock dividend, stock split, or combination affecting the stock subject to this Plan, or in the event of any merger, consolidation, or reorganization as a result of which the Corporation is the surviving corporation, the Committee will make appropriate adjustments in the aggregate number of kind of shares subject to the Plan, the number of shares that may be granted to any one employee, and the number of shares and the price per share subject to outstanding options provided that such options remain or constitute incentive stock options within the meaning of Section 422A of the Code. Any such determination of adjustment shall be final and conclusive upon the parties.

        In the event of the dissolution or liquidation of the Corporation, or in the event of a reorganization, merger, or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, or in the event of a sale of substantially all of the property or stock of the Corporation to another corporation, the Plan shall terminate; and any option then outstanding hereunder shall terminate on the effective date of such transaction; provided, however, that in the event of any such transaction the Board of Directors may, but need not, modify all outstanding options so as to make all such options exercisable in full on a date sufficiently in advance of the effective date of such transaction to permit the shares acquired pursuant to any exercise of such options to be issued before the effective date of such transaction.

X.  Amendment and Termination

    A. The Board of Directors shall have the power, in its discretion, to amend, suspend or terminate this Plan at any time. The Board of Directors shall not have the power except as may be permitted in Section IX herein:

        1. To change the class of employees eligible to receive options under the Plan; or

        2. To increase the number of shares subject to the Plan in the aggregate subsequent to the date the Plan is submitted to the shareholders of the Corporation for their approval; or

        3. To increase the number of shares subject to an option for anyone individual; or

        4. To reduce the option price below the fair market value of the stock at the time the option was granted; or

        5.  To increase the maximum terms of options provided herein.

    B. The Board of Directors may, with the consent of an optionee, make such modifications of the terms and conditions of his option as it shall deem advisable.

XI. Effective Date of Plan

        This Plan shall become effective as of November 1, 1983 upon approval of the shareholders of the Corporation and shall terminate at the close of business on October 31, 1993.

                                                                   Exhibit 10.5

                   THE 1984 NON-QUALIFIED STOCK OPTION PLAN
                             OF AYDIN CORPORATION

                                125,000 Shares

                        (Last amended, April 27, 1990)

I.  Purpose

        The purpose of this Plan is to advance the interests of the Corporation and its shareholders by strengthening the ability of the Corporation to attract and retain in its employ key men of training, experience and ability and to furnish additional incentive to officers and valued key employees upon whose judgement, initiative and efforts the successful conduct and development of its business largely depends, by encouraging them to purchase stock in the Corporation.

II. Definitions

        As used in this Plan, "Corporation" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes officers and other key employees of the Corporation and its subsidiaries but excludes members of the Board of Directors who are not also officers or employees of the Corporation; "Stock Option Committee" (the "Committee") means the Board of Directors; "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1954, as amended from time to time.

III.    Eligible Personnel

    A.  All full-time salaried officers and key employees.

    B. An employee who has been granted an option may, if he is otherwise eligible, be granted an additional option or options.

IV. Stock Option Committee

    A. Subject to the provisions of the Plan, the Board of Directors shall be the Stock Option Committee and shall administer the Plan. It shall have authority to construe and interpret the Plan, to define the terms used therein, to prescribe, amend and rescind rules and regulations for the administration of the Plan and to take such other action in the administration of the Plan as it shall deem proper.

    B. A majority of the members of the Committee shall constitute a quorum and make all Committee determinations, take all Committee actions and conduct all Committee business. The Committee shall keep minutes of its meetings.

    C. Any Committee action may be taken or determination made without a meeting if all members of the Committee shall individually or collectively consent in writing to such action or determination. Such written consent or consents shall be filed with the minutes of the Committee.

    D. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties.

    E. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option agreement.

V.  Granting of Options

    A. The Board of Directors or the Stock Option Committee may at any time and from time to time grant options to eligible employees, to purchase shares of Common Stock of the Corporation under this Plan, determining the specific employees to whom options may be granted, the number of shares to be subject to each option, the purchase price (option price) of the shares subject to the option, the terms and provisions of the option agreements, and the time or times at which such options shall be granted, provided, however, no officer of the Corporation who is also a director of the Corporation on the date of any specific grant may be granted an option if such grant, when aggregated with all previous grants to such person under this plan (as adjusted as provided for in Section IX) would exceed ten percent (10%) of the total number of shares authorized under this plan.

    B. The date of grant shall be the date the Board of Directors or the Stock Option Committee takes the necessary action to make the grant; provided, however, that if the minutes or appropriate resolutions of the Board or the Committee provide than an option is to be granted as of a date in the future, the date of grant shall be such future date. In any event, the optionee must be an employee on the date of the grant.

    C. No option shall be granted under this Plan after the close of business on July 1, 1995, but options theretofore granted may extend beyond that date.

    D. The options granted hereunder shall be "Non-Qualified Stock Options" as that term is used in the code.

VI. Shares Subject to the Plan

        The total number of shares of Common Stock that may be purchased pursuant to options granted under this Plan shall not exceed 125,000 subject to adjustment as provided in Section IX and subject to amendment as provided in Section X. If any option outstanding hereunder shall expire or terminate for any reasons without having been exercised in full, the unpurchased shares subject to the option shall again be available for the grant of options under this Plan. Upon the exercise of an option outstanding hereunder, the Corporation may reissue Common Stock held in its treasury or issue authorized but unissued Common Stock.

VII.    Terms of Options

    A. Each option granted under the Plan shall include the following provisions, or terms consistent with the following provisions:

        1. The purchase price (option price) of the shares subject to option shall be determined by the Board of Directors or the Stock Option Committee, but the option price will not be less than fifty percent (50%) of the fair market value of the shares subject to the option on the date the option is granted. Such fair market value shall be established as the following, in order of descending preference:

            a. Mean between the highest and the lowest quoted selling
               prices of the stock on an exchange.

            b. Lacking a. above, the mean between the "bid" and
               "asked" prices as provided to the Company by a legitimate broker.

            c. Lacking a. or b. for the date of grant, the mean
               between the "bid" and "asked" prices for the most recent date quoted, as obtained for the Company by a legitimate broker.

            d. Lacking a., b. or c., the last established
               determinable price.

        2. Except as provided in Section VIII herein, no option may be exercised unless the optionee is at the time of such exercise in the employ of the Corporation or of a subsidiary and shall have been continuously so employed since the granting of his option. For the purpose of the Plan, an employee who is on leave of absence which is authorized or approved by the Corporation or who is in the Armed Services or the civilian employment of the United States will be considered in the employ of the Corporation or its subsidiaries and his employment would be treated as continuing intact under this Plan.

        3. No option may be exercised prior to one year nor after five years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

After:                        The optionee may purchase:

One year from date of grant.........................25% of the total.
Two years from date of grant..........An additional 25% of the total.
Three years from date of grant........An additional 25% of the total.
Four years from date of grant.........An additional 25% of the total.

        4. Upon each exercise of an option the purchase price shall be payable in full in cash, (or its equivalent acceptable to the Corporation), or Common Stock already owned by the employee, or a combination of cash and Common Stock.

        5. No fractional shares shall be issued under this Plan or under any option granted hereunder, nor shall any cash payment be made in lieu thereof.

        6. An option shall not be assignable nor transferable by the employee to whom granted otherwise than by will or by the laws of descent and distribution, and may be exercised, during his lifetime, only by such employee.

        7. No person shall have the rights and privileges of a shareholder with respect to shares subject to or purchased under an option until the date appearing on the certificates issued upon the exercise of the option.

    B. Each option granted under this Plan may, but need not, include other terms and conditions not inconsistent with the provisions hereof, including a requirement that the optionee represent at the time of each exercise of option that the shares purchased are being acquired for investment and not for resale.

    C. Nothing in this Plan or in any option granted hereunder shall confer any rights to continue in the employ of the Corporation or its subsidiaries or interfere in any way with the rights of the Corporation or any subsidiary to terminate the employee at any time.


VIII.   Termination of Employment or Death of Employee

    A. If the employment of an optionee is terminated for cause, or if he voluntarily quits, his option shall expire forthwith, but he may exercise any installments accrued as of the date of termination of employment provided payment for same is received within 30 days of the termination.

    B. If an optionee dies while he is employed by the Corporation or a subsidiary, the option may be exercised by his personal representatives or the persons to whom his rights under the option shall pass by will or the laws of descent and distribution in accordance with terms of the option but only for that number of shares with respect to which installments had accrued as of the date of death. Such exercisable installments must be exercised within three months of death, unless, by its terms, it expires sooner.

    C. Notwithstanding the above, an option may not be exercised after the expiration of five years from the date the option is granted.

IX. Adjustments Upon Changes in Capitalization

        In the event of any recapitalization, stock dividend, stock split, or combination affecting the stock subject to this Plan, or in the event of any merger, consolidation, or reorganization as a result of which the Corporation is the surviving corporation, the Committee will make appropriate adjustments in the aggregate number of kind of shares subject to the Plan, the number of shares that may be granted to any one employee, and the number of shares and the price per share subject to outstanding options provided that such options remain or constitute incentive stock options within the meaning of Section 422A of the Code. Any such determination of adjustment shall be final and conclusive upon the parties.

        In the event of the dissolution or liquidation of the Corporation, or in the event of a reorganization, merger, or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, or in the event of a sale of substantially all of the property or stock of the Corporation to another corporation, the Plan shall terminate; and any option then outstanding hereunder shall terminate on the effective date of such transaction; provided, however, that in the event of any such transaction the Board of Directors may, but need not, modify all outstanding options so as to make all such options exercisable in full on a date sufficiently in advance of the effective date of such transaction to permit the shares acquired pursuant to any exercise of such options to be issued before the effective date of such transaction.

X.  Amendment and Termination

    A. The Board of Directors shall have the power, in its discretion, to amend, suspend or terminate this Plan at any time. The Board of Directors shall not have the power except as may be permitted in Section IX herein:

        1. To change the class of employees eligible to receive options under the Plan; or

        2. To increase the number of shares subject to the Plan in the aggregate subsequent to the date the Plan is submitted to the shareholders of the Corporation for their approval; or

        3. To increase the number of shares subject to an option for any one individual; or

        4. To reduce the option price below the fair market value of the stock at the time the option was granted; or

        5.  To increase the maximum terms of options provided herein.

    B. The Board of Directors may, with the consent of an optionee, make such modifications of the terms and conditions of his option as it shall deem advisable.

XI. Effective Date of Plan

        This Plan shall become effective as of July 1, 1984, upon approval of the shareholders of the Corporation and shall terminate at the close of business on July 1, 1995.

                                                                   Exhibit 10.6

                     THE 1994 INCENTIVE STOCK OPTION PLAN
                             OF AYDIN CORPORATION

                                150,000 Shares
                        (Last amended October 28, 1994)
I.  Purpose

        The purpose of this Plan is to advance the interests of the Corporation and its shareholders by strengthening the ability of the Corporation to attract and retain in its employ key individuals of training, experience and ability and to furnish additional incentive to officers and valued key employees upon whose judgement, initiative and efforts the successful conduct and development of its business largely depends, by encouraging them to purchase stock in the Corporation.

II. Definitions

        As used in this Plan, "Corporation" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes officers and other key employees of the Corporation and its subsidiaries but excludes members of the Board of Directors who are not also officers or employees of the Corporation; "Stock Option Committee" (the "Committee") means the Board of Directors; "Special Committee" means a committee composed of at least three non-employee Directors that qualify as "disinterested persons" under Rule 16b-3(d)(3); "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1986, as amended from time to time.

III.    Eligible Personnel

    A.  All full-time salaried officers and key employees.

    B. An employee who has been granted an option may, if he is otherwise eligible, be granted an additional option or options.

IV. Stock Option Committee

    A. Subject to the provisions of the Plan, the Committee shall administer the Plan. It shall have authority to construe and interpret the Plan, to define the terms used therein, to prescribe, amend and rescind rules and regulations for the administration of the Plan and to take such other action in the administration of the Plan as it shall deem proper. The interpretation by the Committee of any provision of the Plan or of any option agreement entered into hereunder shall be in accordance with Section 422 of the Code and Regulations issued thereunder as they may be amended from time to time, in order that rights granted hereunder and under said option agreements shall constitute "Incentive Stock Options" within the meaning of that Section.

    B. A majority of the members of the Committee, or the Special Committee as the case may be, shall constitute a quorum and make all determinations, take all actions and conduct all business. They shall keep minutes of their respective meetings.

    C. Any Committee or Special Committee action may be taken or determination made without a meeting if all members of the respective committee shall individually or collectively consent in writing to such action or determination. Such written consent or consents shall be filed with the minutes of the Corporation.

    D. All interpretations, determinations and actions by the respective committee shall be final, conclusive and binding upon all parties.

    E. No member of the Committee, or Special Committee as the case may be,shall be liable for any action or determination made in good faith with respect to the Plan or any option agreement.

V.  Granting of Options

    A. The Committee may at any time and from time to time grant options to eligible employees, to purchase shares of Common Stock of the Corporation under this Plan, determining the specific employees to whom options may be granted, the number of shares to be subject to each option, the terms and provisions of the option agreements, and the time or times at which such options shall be granted, provided, however, only the Special Committee may grant options to officers of the Corporation who are also directors of the Corporation on the date of such grant.

    B. The date of grant shall be the date either committee takes the necessary action to make the grant; provided, however, that if the minutes or appropriate resolutions of the respective committee provide than an option is to be granted as of a date in the future, the date of grant shall be such future date.
        In any event, the optionee must be an employee on the date of the grant.

    C. No option shall be granted under this Plan after the close of business on December 31, 2003, but options theretofore granted may extend beyond that date.

    D.  The options granted hereunder shall be "Incentive Stock
        Options" as that term is used in Section 422 of the Code.

VI. Shares Subject to the Plan

        The total number of shares of Common Stock that may be purchased pursuant to options granted under this Plan shall not exceed 150,000 subject to adjustment as provided in Section IX and subject to amendment as provided in Section X. If any option outstanding hereunder shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject to the option shall again be available for the grant of options under this Plan. Upon the exercise of an option outstanding hereunder, the Corporation may reissue Common Stock held in its treasury or issue authorized but unissued Common Stock.

VII.    Terms of Options

    A. Each option granted under the Plan shall include the following provisions, or terms consistent with the following provisions:

        1. The purchase price (option price) of the shares subject to option shall be not less than the fair market value of the stock on the day the option is granted. Such fair market value shall be established as the following, in order of descending preference:

            a. Mean between the highest and the lowest quoted selling
               prices of the stock on an exchange.

            b. Lacking a. above, the mean between the "bid" and
               "asked" prices as provided to the Company by a legitimate broker.

            c. Lacking a. or b. for the date of grant, the mean
               between the "bid" and "asked" prices for the most recent date quoted, as obtained for the Company by a legitimate broker.

            d. Lacking a., b. or c., the last established
               determinable price.

        2. Except as provided in Section VIII herein, no option may be exercised unless the optionee is at the time of such exercise in the employ of the Corporation or of a subsidiary and shall have been continuously so employed since the granting of his option. For the purpose of the Plan, an employee who is on leave of absence or who is in the Armed Services or the civilian employment of the United States will be considered in the employ of the Corporation or its subsidiaries to the extent his employment would be treated as continuing intact under Sections 421 and 422 of the Code, and the Regulations thereunder, as amended, from time to time.

        3. No option may be exercised prior to one year nor after five years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

After:                          The optionee may purchase:

One year from date of grant.....25% of the total.
Two years from date of grant....additional 25% of the total.
Three years from date of grant..additional 25% of the total.
Four years from date of grant...additional 25% of the total.

        4. Upon each exercise of an option the purchase price shall be payable in full in cash, (or its equivalent acceptable to the Corporation), or Common Stock already owned by the employee, or a combination of cash and Common Stock.

        5. No fractional shares shall be issued under this Plan or under any option granted hereunder, nor shall any cash payment be made in lieu thereof.

        6. An option shall not be assignable or transferable by the employee to whom granted otherwise than by will or by the laws of descent and distribution, and may be exercised, during his lifetime, only by such employee.

        7. No person shall have the rights and privileges of a shareholder with respect to shares subject to or purchased under an option until the date appearing on the certificates issued upon the exercise of the option.

    B. The aggregate fair market value (determined as of the date the option is granted) of the stock for which any employee may be granted options first exercisable in any calendar year under this Plan and all other "Incentive Stock Option Plans" of the Corporation or its subsidiaries, shall not exceed $100,000.

    C. No option under this Plan may be granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Corporation or of its subsidiaries, provided, however, this limitation shall not apply if such option is granted at an option price of at least 110 percent of the fair market value of the stock on the date of the grant.

    D. Each option granted under this Plan may, but need not, include other terms and conditions not inconsistent with the provisions hereof, including a requirement that the optionee represent at the time of each exercise of option that the shares purchased are being acquired for investment and not for resale.

    E. Nothing in this Plan nor in any option granted hereunder shall confer any rights to continue in the employ of the Corporation or its subsidiaries or interfere in any way with the rights of the Corporation or any subsidiary to terminate the employee at any time.

VIII.   Termination of Employment or Death of Employee

    A. If the employment of an optionee is terminated for cause, or if he voluntarily quits, his option shall expire forthwith, but he may exercise any options that are exercisable as of the date of termination or voluntary quit provided payment for same is received within 30 days of the termination. Retirement, including Early Retirement, under any retirement plan of the Corporation or subsidiary is not deemed a voluntary quit.

    B. If the employment of an optionee terminates for any reason other than termination for cause, a voluntary quit, disability or death, the option shall expire three months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which options could be exercised as of the date of termination of employment.

    C. If an optionee dies while he is employed by the Corporation or a subsidiary or within the three month period referred to in
        Section VIII(B) above or within the twelve month period referred to in Section VIII(D) below, during said period, the option may be exercised by his personal representatives or the persons to whom his rights under the option shall pass by will or the laws of descent and distribution in accordance with terms of the option but only for that number of shares with respect to which options could be exercised as of the date of death. Such exercisable option must be exercised within three months of death, unless, by its terms, it expires sooner.

    D. If the employment of an optionee terminates by reason of the optionee's "disability" (within the meaning of Section 22(e)(3) of the Code), the option shall expire 12 months thereafter unless by its terms it expires sooner. During said period, the option may be exercised in accordance with its terms but only for the number of shares with respect to which options could be exercised as of the date of termination of employment.

    E. Notwithstanding the above, an option may not be exercised after the expiration of five years from the date the option is granted.

IX. Adjustments Upon Changes in Capitalization

        In the event of any recapitalization, stock dividend, stock split, or combination affecting the stock subject to this Plan, or in the event of any merger, consolidation, or reorganization as a result of which the Corporation is the surviving corporation, the Committee will make appropriate adjustments in the aggregate number of kind of shares subject to the Plan, the number of shares that may be granted to any one employee, and the number of shares and the price per share subject to outstanding options provided that such options remain or constitute incentive stock options within the meaning of Section 422 of the Code. Any such determination of adjustment shall be final and conclusive upon the parties.

        In the event of the dissolution or liquidation of the Corporation, or in the event of a reorganization, merger, or consolidation of the Corporation with one or more corporations as a result of which the Corporation is not the surviving corporation, or in the event of a sale of substantially all of the property or stock of the Corporation to another corporation, the Plan shall terminate; and any option then outstanding hereunder shall terminate on the effective date of such transaction; provided, however, that in the event of any such transaction the Board of Directors may, but need not, modify all outstanding options so as to make all such options exercisable in full on a date sufficiently in advance of the effective date of such transaction to permit the shares acquired pursuant to any exercise of such options to be issued before the effective date of such transaction.

X.  Amendment and Termination

    A. The Board of Directors shall have the power, in its discretion, to amend, suspend or terminate this Plan at any time. The Board of Directors shall not have the power except as may be permitted in Section IX herein:

        1. To change the class of employees eligible to receive options under the Plan; or

        2. To increase the number of shares subject to the Plan in the aggregate unless such increase is submitted to the shareholders of the Corporation for their approval; or

        3. To increase the number of shares subject to an option for any one individual; or

        4. To reduce the option price below the fair market value of the stock (or below the 110% fair market value when required by Section VII (C) hereof) at the time the option was granted; or

        5.  To increase the maximum terms of options provided herein.

    B. The Board of Directors may, with the consent of an optionee, make such modifications of the terms and conditions of his option as it shall deem advisable.

XI. Compliance with Rule 16b-3

    The provisions of this Plan are intended to comply in all respects with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934 and any amendments thereto, and, if this Plan shall not so comply, whether on the date of adoption or by reason of any later amendment to or interpretation of Rule 16b-3, the provisions of this Plan shall be deemed to be automatically amended so as to bring them into full compliance with such rule.

XII.    Effective Date of Plan

        This Plan shall become effective as of January 3, 1994 upon approval of the shareholders of the Corporation and shall terminate at the close of business on December 31, 2003.

                                                                     Exhibit 13

Dear Stockholder:
     Total sales for 1994 were $142,441,000, versus sales of $141,475,000 in 1993. In 1994, the Company had a net income of $5,047,000 or $1.01 per share, as compared to a net loss of $4,967,000 or $1.00 per share in 1993.
     Aydin's backlog at the end of 1994 was approximately $134 million, as compared to $155 million at this time last year. Lower present backlog, coupled with delays in bookings, may have negative impact on earnings early in 1995. The Company has sizeable production options not included in the above figures.
     The Company is continuing to bid on large and small military and industrial programs. During the last half of 1994, the Company submitted approximately $800 million in proposals. This is a record for the past several years, and there are several other significant proposals in the preparation stage.
     The Company's growth strategy is to continue bidding on its basic industrial and military business. In addition, the Company will stress its telecommunication business, including digital wireless telephony and digital telephony for video cable systems.
     The Company has formed a new division, "Aydin Telecom". Mr. Thomas LoCasale has been appointed President of this Division, reporting to me. This Division will develop, market and sell digital wireless telephony equipment & systems, digital telephony networks for video cable systems, network access equipment, satellite modems, satellite TDMA next generation equipment, transcoders and certain types of multiplexers.
     In the telecommunications field, Aydin (West) will continue as a separate Division to market and sell microwave radios, cell extender for cellular systems, high power amplifiers and other satellite earth station equipment, troposcatter equipment and turnkey telecom systems.
     Aydin plans to be a major factor in digital wireless telephony and cable video systems telephony products and network access equipment. The Company expects long-distance carriers as well as cable TV companies to enter into competition with the Baby Bells in local telephony business. Similarly, local telephone companies will enter into long-distance telephony. All of these will be the result of deregulation which is at the proposal stage at this time.
     Digital wireless systems are competitive in providing telephony networks for developing countries such as Russia, China, and others who wish to expand their telephone networks. At this stage, it is not practical to hang or bury wires to bring a connection to every house, especially in low population density areas.
     Aydin expects that there will be a large market in telecom equipment business of the type Aydin Telecom and Aydin (West) will sell in the USA and world-wide.
     Another significant part of our growth plan is to stress System Integration (SI). Aydin believes that the Company is well-positioned to expand its Systems Integration business base. This belief is based on the fact that Aydin has already demonstrated its ability to successfully bid and win major SI contracts against U.S. and international competition.
     Further, Dr. Donald Taylor was hired effective January 3, 1995, as President of Aydin Corporation and President of the Aydin (East) Division being formed by combining three Aydin Divisions.
     Before joining Aydin, Dr. Taylor was a vice president of Computer Sciences Corporation and was the key executive responsible for over $2 billion in major SI wins. As a recognized industry expert in bidding, winning and performing on SI contracts, Dr. Taylor will provide valuable guidance to the Company's plans to expand its SI contract base. Finally, the Company recognizes that it must expand its SI business base beyond the government military sector. Thus, the Company will leverage its engineering and software expertise in key technology areas to acquire SI contracts in the non-military and commercial/industrial marketplace.
     New product development efforts will continue in 1995, especially in the Telecom field.
     Work is continuing on the Command, Control, and Communication program (Turkish Mobile Radar Complexes), with most of the remaining work being done at Aydin's Turkish subsidiary. This program, valued at approximately $210 million, was awarded to Aydin by the Turkish Government in late 1990. As a result of expected completion of certain phases of this project, Aydin expects a significant reduction of its unbilled revenue and significant positive cash flow starting in the middle of 1995.
     Capital equipment expenditures in 1994 were approximately $4.4 million, and will probably not change significantly in 1995.

                                    /s/ Ayhan Hakimoglu

                                      Ayhan Hakimoglu
                                   Chairman of the Board

                                     February 24, 1995

                                  [PHOTO]

                                 (page 1)

                                THE COMPANY

CAPABILITIES
     Aydin's major business areas are described below:
Telecommunications - Aydin offers microwave digital and analog transmission equipment and systems for commercial and military applications which include wireless and hybrid fiber coax telephony communications equipment, cellular range extender, line-of-sight (LOS) microwave radios, satellite earth stations, TDMA terminals and high power transmitters, portable communications terminals, troposcatter networks and wired network access products. Aydin also installs turnkey telecom systems. Airborne and Ground Data Acquisition and Avionics - Aydin provides airborne equipment and systems to gather critical information and to process, format and transmit to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. Aydin's terminals receive this data on the ground and analyze it further for display to track and control. Computer Equipment and Software - Aydin sells a line of commercial, high-resolution CRT monitors ranging in size from 10 inches to 29 inches. Workstations are also offered, mostly for the process control industry. Aydin also offers ruggedized and TEMPEST-qualified versions of the same for military applications. Software is written by Aydin for commercial and military purposes for specific applications such as radar simulation, modernization and integration; command, control and communications; and air traffic control systems. Air and Other Traffic Control - Aydin offers radar approach control systems including appropriate radars. Aydin also manufactures VHF and UHF radios for ground-to-air communication. Radars, Radar Simulation, Integration and Modernization - Aydin has developed a modern 3-dimensional tactical air defense radar and has completed and/or is working on several projects in radar simulation, radar integration and automation of manual radars. Modernization of previously designed radars is also done by Aydin. Command, Control and Communications - Aydin provides turnkey command, control and communications (C3) systems with or without radars for defense systems, both fixed and mobile. Systems Integration - Some of the capabilities described above consist of system integration. Aydin plans to expand its present system integration business and additionally pursue industrial/commercial systems.

ORGANIZATION AND MANUFACTURING PLANTS
     Three major divisions, two smaller support divisions and three operational subsidiaries, form Aydin's organization. The divisions and subsidiaries are profit centers, maintaining individual engineering, manufacturing, marketing and accounting functions.
     The manufacturing plants, concentrated outside of Philadelphia, Pennsylvania, and in San Jose, California, have approximately 575,000 square feet of space. The Company's foreign subsidiaries, with total plant space of an additional 110,000 square feet, are situated in Ankara, Turkey; Buenos Aires, Argentina; and Hertfordshire, England. An office has been opened in Belgium in support of the NATO RIS Programs.

                            -------------------

OFFICERS
Ayhan Hakimoglu *
  Chairman of the Board, Chief Executive Officer
Dr. Donald S. Taylor *
  President & President, Aydin Corp. (East)
John Vanderslice *
  Exec. Vice President & President, Aydin Vector
Demirhan Hakimoglu *
  Vice President & Chief Executive Officer,
  Aydin Yazilim ve Elektronik A.S.
Mats J. Ofverberg, Ph.D. *
  Vice President & President, Aydin Corp. (West)
Thomas LoCasale *
  Vice President & President, Aydin Telecom
Gary Boswell
  General Manager, Computer & Monitor Unit of Aydin Corp. (East)
John Wong
  General Manager, Controls Unit of Aydin Corp. (East)
Alexis Mozarovski
  Vice President & President, Aydin S.A.
Jay L. Landis
  Treasurer & Assistant Secretary
Herbert Welber *
  Controller & Assistant Treasurer
Robert A. Clancy
  Secretary
Zeynep B. Hakimoglu
  Assistant Secretary
Serdar Akkor
  General Manager, Aydin Yazilim ve Elektronik A.S.
Robert Bancroft
  President, Aydin Electro Fab
Robert Kamin
  President, Raytor Unit of Aydin Corp. (East)
George Isaacs
  Chief Executive Officer, Aydin Controls (U.K.) Ltd.
Gerald Slehofer
  President, Aydin Molded Devices

BOARD OF DIRECTORS
Ayhan Hakimoglu
  Chairman of the Board
Dr. Donald S. Taylor
  President
Dr. Nev A. Gokcen **
  Thermodynamicist
  Department of the Interior
  Bureau of Mines, Albany, Oregon
Admiral Harry D. Train, II, USN (Ret.) **
  General Manager, Strategic Research and Management
  Services Division of Science Applications
  International Corporation, Norfolk, Virginia
I. Gary Bard **
  Consultant and Private Investor
John F. Vanderslice
  Exec. Vice President & President, Aydin Vector

*  Executive Officer
** Member of the Audit Committee

                                 (page 2)

     The complementary nature of Aydin's divisions and product lines enables the divisions to work together to develop and market complete systems. Aydin engineers and computer software specialists have the capability to design any communications, information processing, air defense or air traffic control network utilizing Aydin's various product lines. The Company offers a broad range of products due to its ability to combine analog microwave engineering methods with digital techniques and software.

SALES AND MARKETING
     Corporate marketing, located in suburban Washington, DC, supports the direct sales forces of the divisions. Major cities and key military bases are covered by Aydin sales personnel or manufacturers' representatives. For exports, Aydin's sales efforts are conducted by its international subsidiaries, its international sales network and representatives in many countries.
     Proprietary products and systems are available from Aydin, although an inventory of finished goods is not generally maintained. About one-half of the sales is attributable to standard products and systems, including modifications thereof, and the other half is for custom-designed and engineered equipment based on customers' specific requirements.
     Customers include domestic and foreign electronic and aerospace firms, regulated and unregulated telephone organizations, computer and aircraft manufacturers, large defense contractors, industrial and financial concerns, process control companies, research laboratories, foreign governments, and the military branches and other agencies of the U.S. Government.
     Industrial business was approximately 18% of the total revenues in 1994, while 29 % was comprised of sales in which Aydin was a prime or subcontractor to the military branches and other agencies of the U.S. Government. The remaining 53% of revenues was from overseas sales including equipment sold to other U.S. companies for export.

SUBSIDIARIES
     Aydin has three operating international subsidiaries, all 100%-owned. Aydin Controls (U.K.) Ltd., located in Hertfordshire, England, provides sales and service for color terminals, display processors, high resolution color monitors and telecommunications products. In Argentina, Aydin S.A. sells and installs wireless and other telecommunications products and systems.
     The Company's subsidiary in Turkey, Aydin Yazilim ve Elektronik A.S., is located in Ankara. Aydin Yazilim ve Elektronik is manufacturing the last portion of the Turkish Mobile Command, Control and Communications (C3) system in Turkey. Aydin Yazilim also writes software for NATO and Turkish Programs in conjunction with Aydin. Aydin Yazilim enhances Aydin's export business.
     All of the above mentioned subsidiaries have extensive technological capabilities.
     See Note I to the financial statements for more information concerning export sales.

RESEARCH AND NEW PRODUCT DEVELOPMENT
     Product development expenditures in 1994 were 7.0% of Aydin's revenues. About 48% of new product development is done through customer contracts.

                                  [PHOTO]
Line-of-Sight Radios and Troposcatter Terminals, Transportable

                                 (page 3)

                            TELECOMMUNICATIONS

     Aydin offers microwave digital and analog transmission equipment and systems for commercial and military applications, which include wireless and hybrid fiber coax telephony communications equipment, cellular range extender, line-of-sight (LOS) microwave radios, satellite earth stations, TDMA terminals and high power transmitters, portable communications terminals, troposcatter communications and wired Network Access products. Aydin also installs turnkey telecom systems.

Wireless and Hybrid Fiber Coax Telephony
     Aydin is developing its DigiCall(TM) product line which combines our microwave and digital capabilities to provide voice, data and video conferencing services over wireless or hybrid fiber coax networks.
The Aydin DigiCall(TM) Model 6032 is a radio frequency-based digital loop carrier system that uses enhanced TDMA/FDMA to provide a cost effective wireless link between the telecom service provider and service subscribers. Voice quality is far superior to standard cellular telephone.
     The Aydin DigiCall(TM) Model 7024 provides telephony and PCS services via wired or wireless access to a hybrid fiber coax cable system owned by the Cable TV companies.
     Aydin's DigiCall(TM) systems interface with all standard telephone infrastructure equipment and are transparent to the cable TV, central office telephone plant and subscriber telephone equipment.
The Aydin AyCell, currently under development, provides an inexpensive method of expanding cellular telephone coverage to areas where calls cannot currently be completed. Functioning as a user-transparent remote antenna link, the AyCell will enable an existing cell to communicate with areas that were previously "blacked out" due to geographical or man-made obstructions. Applications include coverage inside convention centers, shopping malls and sports arenas.
     Aydin is continuing work on installation of a cellular telephony network for a local cellular telephone company in Argentina by its subsidiary.

Line-of-Sight Radios
     Many types of medium and light route digital and analog microwave radios for commercial and military use are manufactured by Aydin. These radios include a light route AMLD analog and AMLDD digital low density commercial radios, and the new AMCD series of medium route fixed frequency high density digital radios. The AN/GRC-222 tactical digital radio, used by the U.S. Army in Desert Storm is manufactured by Aydin.
     For commercial and military users requiring field tunable digital radios, the AMD series is available for tactical, strategic and emergency uses. These radios are available for use with North American or CEPT European data rates from 1.5 to 45 Mbps, and cover tunable bands from 3.2 to 15 GHz.
     For medium route U.S. domestic and international commercial markets, the AMCD series of fixed frequency, high density digital radios are offered. Both 64 quadrature amplitude modulation (QAM) and 128 Trellis Coded Modulation (TCM) techniques are used to satisfy the bandwidth requirements of modern digital systems. E3 (34 Mbps), DS3 (45
Mbps), and SONET (51 Mbps) data rates and frequency options with 6, 7, and 11 GHz versions are available in a 19-inch EIA rack configuration.
     The low cost AMLD series of low density analog and digital radios are intended for the light route commercial market. Sales of analog microwave systems continue to be strong, particularly in the Third World, as analog systems are still the most cost effective solution for light route systems. The digital variations are available with optional multiplexers in North American or CEPT rates up to 8 Mbps. Aydin's radio products can be combined with the Aydin multiplex products providing significant Aydin content in turnkey systems.

Satellite Communications
     Aydin manufactures the major products used in satellite earth stations, such as high power amplifiers (transmitters), medium power and low noise GaAs amplifiers, up/down converters, digital data buffers, and modems featuring forward error correction.

                                  [PHOTO]

Multi-User Subscriber for DigiCall(TM) for Wireless or Cable TV
Telephony Networks


                                  [PHOTO]

Field Tunable Military AN/GRC-222 Tactical Digital Radio for U.S. Army

                                 (page 4)

     Aydin and COMSAT Laboratories are cooperating to market and manufacture the Second Generation Satellite TDMA Terminals. These terminals, which significantly reduce the size and cost over first generation terminals, are easily reconfigurable to meet a user's changing traffic needs.
     Current Aydin satellite communication high speed modems operate up to 120 Mbps; a 420 Mbps modem is in development. Aydin modems are installed in major government and commercial networks in North America and Europe. These products are used for both primary links and as a back-up to cable service. Customers include AT&T, KDD (Japan), British Telecom, France Telecom, Telesat Canada, and Embratel (Brazil).

High Power Transmitters and Magnetics
     Aydin continues to provide commercial high power transmitters
(HPAs) for satellite earth stations. Aydin's line of compact, intelligent, microprocessor controlled TWT and Klystron microwave amplifiers offers a distinct advantage over the competition. Aydin's latest HPA product is an outdoor-mounted 400 Watt Tri-Band (C, X, Ku-Band) TWTA suitable for mobile military SATCOM applications.
     In addition to the HPA business, Aydin has maintained a steady presence in magnetics products, supplying high power transformers to the electronics industry. Aydin's high efficiency television transmitter upgrade transformers are expected to show continuing demand.

Portable Communication Terminals
     Aydin is producing the AYCOM portable line-of-sight communication terminal with two voice and data PABX, capable of providing service for up to 96 subscribers. The AYCOM terminal contains an Aydin Hot-Standby protected microwave radio configured for terminal operation, and an AT&T Definity G3Vs digital automatic PABX with software selectable line and station capabilities. The AYCOM terminal is the perfect solution for short-haul (40-50 Km), low density remote subscriber link requirements.

Troposcatter Communications
     As one of the few manufacturers of troposcatter equipment, Aydin has analog and digital versions of this equipment for both transportable and fixed station use. Aydin's digital troposcatter modem is the most modern dual or quad diversity adaptively equalized modem. Troposcatter terminals are used in air defense systems, command and control systems, on offshore platforms and for military tactical communications. Aydin's digital troposcatter terminals have been in production for years and are being delivered to international customers.
     Some customers are classified, but others include the U.S. Armed Forces, Argentina, Australia, Chile, Egypt, Finland, Malaysia, the Philippines, Saudi Arabia and South Korea. Aydin provides ongoing support to these customers for maintenance and upgrades.


                                  [PHOTO]

Satellite TDMA Terminal (Second Generation) Jointly Developed with
COMSAT


                                  [PHOTO]

For Satellite Communications, Outdoor-Mounted, 400 Watt Tri-Band (C, X, Ku-Band) TWTA High Power Transmitters


                                  [PHOTO]

For Satellite Communications, 600 Watt Ku-Band TWTA High Power
Transmitter

                                 (page 5)

Network Access Equipment
     Aydin's network access unit (AYNACS 8000) provides cost effective access to public telephone networks for today's voice, data and video applications. It integrates all communications needs of the user of various bandwidths and transmits them through public networks at T1 standard for domestic market, and E1 standard for the rest of the world, to form an integrated and coherent product family. A major development effort is underway to expand this network access product line to include standalone Digital Access and Cross Connect Systems
(DACS), E1/T1 conversion and HDSL products.

Transcoders & Multiplexers
     Aydin has a variety of T1 and E1 transcoders for voice and voiceband applications. Aydin's product line includes T1 and E1 ADPCM 2:1 (Models 9100 and 9102) and 4:1 (Model 6441) T1 transcoders and echo cancellers for the domestic and international marketplace. Customers include Regional Bell Operating Companies and other service providers. Model 9100 transcoder is equipped with unique features including bundle cross connect and drop/insert capability, automatic routing and protection switching and restoration. Aydin transcoders are capable of handling Group III fax or 9600 bps modem traffic.
     The 9100 series transcoders are also offered in a single 19-inch rack mount multislot chassis for plugging in up to 11 modules.
     The Aydin VDM-1000 multiplexer accepts up to 30 standard telephone channels and combines them into E1 digital format. Both voice and data requirements can be combined using the same multiplexer dependent on the channel card mix. A ruggedized version is available for military applications.

Turnkey Telecommunications Systems
     Aydin continues to respond to the demands for highly reliable, turnkey systems which may include line-of-sight radios, troposcatter links, satellite earth stations, multiplexers, switches, fiber optic cables, etc. Aydin has established a reputation in this sector of the industry with turnkey systems supplied to countries such as Argentina, Australia, Chile, Egypt, Ghana, Malaysia, Saudi Arabia, Thailand, Turkey, Zambia and Finland.

Thick and Thin Film Microcircuits
     Aydin's vertical integration strategy enables the design and manufacture of small and highly reliable RF and microwave microcircuits that operate over 100 MHz and through 40 GHz. These hybrid devices are used in extreme environments and meet special performance requirements and applicable Federal-MIL Standards. Applications include high performance telecommunications systems, satellite terminals and microwave simulation, as well as test equipment.


                                  [PHOTO]

Aydin Portable Communication Terminal (Includes Radio and Switch)


                                  [PHOTO]

Light Route, Low Cost LOS Digital Microwave Radio


                                  [PHOTO]

Medium Route 34 and 45 Mb/s QAM or 51 Mb/s 128 TCM LOS Digital Radios for E3, DS#, or SONET Capacities, respectively

                                 (page 6)

                        DATA ACQUISITION & AVIONICS

Ground-Based Data Receive and Acquisition Systems
     Aydin provides extensive capabilities in the reception, processing, and analysis of data streams associated with spacecraft, aircraft and missile systems or ground vehicles.
     Aydin's satellite Telemetry, Tracking, and Control (TT&C) product line continues to expand in response to the proliferation of international commercial communication satellites. Key components of INTELSAT's global system, and many regional systems include Aydin Subsystems which collect and distribute satellite data.
     Major remote sensing systems like NASA's Earth Observing System
(EOS) program have principal components supplied by Aydin, such as the Space Data Receiver. Aydin is a leader in CCSDS communication technology, which serves as a common baseline for many remote sensing systems. Aydin also offers systems that support aircraft testing, using data-driven architectures with advanced database management techniques.
     The growing small or micro satellite industry uses Aydin's equipment and systems to provide a cost-effective link with these systems. The personal communication satellite systems and remote imaging and sensing fields are all expanding and are attractive markets for Aydin's products.

Airborne Data Acquisition and Transmission
     Aydin systems and equipment gather critical information from spacecraft, aircraft, missiles and guided weapons. The data is then processed, formatted and transmitted to a fixed or mobile station on the ground by VHF, UHF or microwave links. Aydin designs and manufactures both the airborne and ground-based links for many types of applications.
     Aydin airborne data acquisition systems and subsystems are compact, rugged and ideally suited for use in hostile environments or where space is limited. The systems are microprocessor based, computer programmable, and utilize the latest microcircuit technology. Aydin airborne hardware is located on most military aircraft and missiles, and most space programs including the Space Shuttle. Applications include flight certification for commercial and military aircraft.
     The transmission equipment manufactured by Aydin includes solid state transmitters, receivers, and high power amplifiers. Transmission power of up to 2 kilowatts is available in either continuous or pulsed power operation. Aydin high power UHF transmission communication links are currently being used by NASA to relay satellite and Space Shuttle information from various sites around the world. Advanced airborne RF processors, modulators, power amplifiers and receivers are used in the latest technology missile guidance systems.
     For remotely piloted vehicles and precision guided weapons, Aydin manufactures command/control data links, video communications links and telemetry systems.

Avionics
     Aydin offers a series of MIL-STD-1553 and ARINC 429 avionic bus systems, tape recorders, and transponders. This equipment provides on board processing of data and communicates with other avionic systems.
     These avionic products include a small, ruggedized digital tape recorder designed to meet the demands of commercial, industrial and military users. The tape recorder is used in applications which require high capacity data storage. An Aydin companion playback unit with analytical software is used for data reduction and analysis.


                                  [PHOTO]

                 Wideband Satellite Telementry Transmitter


                                  [PHOTO]

Airborne Data Acquisition Systems for Testing Commercial Aircraft for
Indonesia

                                 (page 7)

                       COMPUTER EQUIPMENT & SOFTWARE

Color CRT Monitors
     Aydin provides a complete line of commercial color monitor products ranging in size from 10" to 28". The products support applications from TV to 1600 x 1280 resolutions and may integrate with a wide variety of touch screen technologies. With this wide range of sizes and options, Aydin offers customers a single monitor supplier solution.
     To reinforce our commitment to customer satisfaction, Aydin has a "Specials" department to supply customized solutions.
     Aydin continues its research in CRT and flat panel display technologies. The company expects to introduce new products in 1995 utilizing 29" CRT's, and 13" color flat panel displays at resolutions up to 1280 x 1024. The products will include stand alone displays and terminals.

Color Displays & Workstations
     Aydin also specializes in providing display processing solutions for the critical man-machine interface between operators and their processes. Applications include petro-chemical, oil, gas, pulp and paper, transportation, power generation, and power distribution utilities, as well as most other industries.
     Presently, Aydin is manufacturing and developing new products to upgrade these existing customers and to branch out into new application areas. Open system-based solutions are being offered which allow the user to maintain the investment in installed system software, upgrade hardware to current state-of-the-art, and expand capabilities beyond the boundaries of the initial installation.
     Aydin has developed and offers software packages, which emulate the installed base of Aydin 5215 display processors in process control industries especially by electric utilities. These emulators, which facilitate upgrades for existing customers, are available for a number of platforms including UNIX/X-Windows, MS-DOS, MS Windows, and Windows NT.
     The Aydin Model 7402 Industrial Workstation not only provides a replacement for an Aydin display processor, but also functions as the equivalent of eight individual workstations, each with state-of-the-art computing power. UNIX, X-Windows and Ethernet ensure open architecture compliance, along with industry standard VME and SCSI busses. The workstation can connect to existing installed host computers using its own integrated gateway or by means of an external gateway. Both methods provide the user with an economical, yet powerful plug-and-play upgrade solution.
     Recently, Aydin has included a complete line of high performance X-Terminals to address network solutions in a client-server environment. These are available in a number of configurations, including color (24 bit), greyscale, and monochrome. A 13" color LCD version is available, as well as other LCD and CRT versions.

Ruggedized Workstations
     Aydin's ruggedized Sun SPARCstation 10 color workstations have been supplied to the Australian Army for use in a shelter, mobile resource and communications management system. Also, Aydin is under contract to the Australian Army to supply ruggedized Sun SPARCstation 10 servers as line control units for this same project. All of these units have been tested to ground mobile shock and vibration requirements, EMI and TEMPEST, and for operation at temperatures down to -15 degrees C. Aydin also has a ruggedized portable "briefcase" style workstation utilizing color LCD displays and a variety of CPUs.


                                  [PHOTO]

Spectrum Autosync(R) 28" Large Screen MicroProcessor-Controlled High Performance Monitor


                                  [PHOTO]

      Spectrum Autosync(R) 20" Microprocessor-Controlled VGA Monitor

                                 (page 8)

Ruggedized Monitors
     Aydin's ruggedized product line of color video monitors now includes a 19" auto-scanning RGB monitor (Model 9010R/20). This high resolution, ruggedized auto-scanning monitor is also offered with a newly developed Active Magnetic Cancellation System (AMCS). The AMCS enables the color monitor to maintain full performance under a high magnetic field used by a warship, including submarines, to eliminate its magnetic signature.
     Aydin completed the qualification testing and delivery of ruggedized 19" color monitors (Model 8943R/19) for use in severe ground mobile environments including operation at low temperature down to -35 degrees C encountered in the Swiss Alps.
     Air defense consoles and radar displays for airspace management, aircraft simulation training, shipboard combat information centers and air defense centers are manufactured for a variety of programs.
Aydin's air defense console, the field-proven ADC-22, is operating effectively in many current Air Defense and Radar Sites in numerous countries. Rugged EMI/TEMPEST flat panel tactical terminals, TEMPEST monitors, radar displays, and air defense consoles are also manufactured by Aydin.

Software
     Software is written by Aydin for commercial and military purposes for specific applications such as radar simulation, modernization, integration, and for command, control and communication and traffic control.
     Aydin has combined several new software technologies into an integrated tool set. The Aydin software engineering includes development platform independent popular software operating environments like Ada, C, C++, FORTRAN and 4th Generation compilers and SQL's, various functional and application dependent library utilities, language linkers, popular relational data bases, symbolic debuggers and automatic software configuration/documentation tools.
     Aydin is experienced in developing its software in accordance with MIL-STD-2167A to produce highly reliable, easily maintainable and very transportable applications code.
     Also, Aydin uses automated "look and feel" applications generators like Visual BasicTM to quickly generate Man Machine Interfaces that are essential in its systems products.


                                  [PHOTO]

                  Aydin Model 7402 Industrial Workstation


                                  [PHOTO]

Ruggedized SPARC 10 Workstation with Ruggedized 20" Color Monitor and Keyboard/Trackball Unit

                                 (page 9)

                        AIR & OTHER TRAFFIC CONTROL

Radar Approach Control (RAPCON)
     Aydin has developed an advanced Mobile Radar Approach Control Operations System which uses extensive multi-processor air traffic and air space management software, large flat panel (plasma) displays, local area networking, and highly automated voice and data communications. The system can be configured for both military fixed site and commercial air traffic control applications.
     Aydin also offers complete RAPCON systems with surveillance and precision approach radar.

UHF and VHF Radios
     Aydin's UHF and VHF transmitters, receivers and power amplifiers are used in ground-to-air communications for air traffic operations, control and reporting centers, airport towers and ground control approach applications. These radios are configured for either collocated transceiver applications or split site, and can be controlled either locally or from a remote position. For UHF operation, Have Quick II anti-jam capability is provided.

Vessel & Other Traffic Control
     Aydin offers vessel and other traffic control systems similar to Rapcon described above with appropriate communication equipment.


                                  [PHOTO]

GCA-1000 Series Radio for Commercial and Military Air Traffic Control
Applications


                                  [PHOTO]

      Interior View of the Operations Center for Air Traffic Control

                                 (page 10)

           RADARS, RADAR SIMULATION, INTEGRATION & MODERNIZATION

Radars
     Aydin has developed a modern three-dimensional (3-D) tactical air defense radar system, ASTAR-3. A C-band radar, it offers the latest technology, microprocessor-based processing, sophisticated ECCM, high system availability, low cost and advanced clutter rejection. A key feature of ASTAR-3 is its mobility, as it can be transported on a single truck. The ASTAR-3 development effort included the design of a sophisticated phased array antenna.


                                  [PHOTO]

   Aydin has delivered eleven Multiple-Threat Emitter Simulator Systems
         (MUTES), a Radar Simulator System for the U.S. Air Force


Radar Simulation and EW
     A contract for the production of eleven Multiple Threat Emitter Simulators (MUTES) was won by Aydin several years ago. The last system was delivered in 1994. MUTES, nomenclatured AN/MST/T1A, is a ground-based radar simulator, used for evaluation of airborne radar warning and electronic countermeasures systems and pilot training. Operating under computer control, MUTES controls the radiation characteristics of a bank of transmitters in order to simulate the electronic environment created by a wide range of surveillance, tracking and guidance systems.

Radar Integration
     An air defense program for NATO is RIS (Radar Integration System), used for NATO's southern flank. Aydin's system is a LAN for radars. The system is implemented using Ada software which links multiple local and remote radars to a central processor for concurrent display.

Radar Modernization
     The Automation of Manual Radars and integration into the NATO Air Defense Ground Environment (NADGE) system, ordered by the Turkish Ministry of Defense in late 1992, is in its final acceptance phases.
     Aydin is under contract to the Belgian Air Force to add a Radar Environmental Simulator and modern computer workstation to the Belgian Air Defense System. This system contains radar video data extractors, automated data processing including multiple radar target tracking, Link-1 interfacing to other sites and multiple operator display consoles. Aydin will offer this product worldwide.


                                  [PHOTO]

                      Radar Integration System (RIS)

                                 (page 11)

                   COMMAND, CONTROL & COMMUNICATION (C3)

     Turnkey command, control and communications (C3) and complete air defense systems, both fixed and mobile, are provided by Aydin. In-house capability in sensor technology includes 2-D and 3-D ASTAR radars, long haul communications using microwave radios and/or troposcatter, local communications using LANs and ground/air/ground radios, data links for external systems interfaces, computer systems, display systems and other security devices.
     Applications software is also provided for air surveillance, sea surveillance, anti-submarine warfare and air defense systems.
     These C3 and air defense systems are built by coupling hardware elements with standard software elements such as link processing, tracking, correlation, database, sensor and multisensor processing, flight plan processing, data recording-reduction-playback, simulation and training.
     System elements include Aydin's ADC-22 standard console, large screen plasma display consoles with soft-touch screen controls, color CRT Operator Workstations with Windows environment, Aydin's GRC-222 radio, LINK-11, JTIDS, Aydin UHF/VHF radios with or without frequency hopping, and a variety of radar specific devices. Using technical expertise in a range of disciplines, such as weapons, communications, radio theory, antenna design and placement, threat analysis, sensor and display technology, coupled with Aydin's wide range of standard hardware and software system elements, Aydin can be very cost effective for C3 and air defense systems.
     Work continues on the Turkish Mobile Radar Complexes program, the C3 portion of a mobile air defense system, valued at approximately $210 million, awarded to Aydin by the Turkish Government in late 1990. Most of the remaining work is being done at Aydin's Turkish subsidiary.


                                  [PHOTO]

       Interior View of Aydin's Command Shelter for C3 Applications


                                  [PHOTO]

Mobile Command, Control, and Communication Shelter Assembly at Aydin Yazilim ve Electronik A.S. in Turkey

                                 (page 12)

                            SYSTEM INTEGRATION

     Aydin believes that the Company is well positioned to expand its Systems Integration (SI) business base. This belief is based on the fact that Aydin has already demonstrated its ability to successfully bid and win major SI contracts against U.S. and international competition. The most recent examples are the Turkish TMRC Command, Control, Communication, Belgium Radar, and the NATO RIS projects.
     The Company successfully executed three major initiatives that were specifically targeted to grow its SI contract base.
     First, the Sales and Marketing organization was tasked to identify target SI opportunities that fall within Aydin's existing business areas, e.g. telecommunications; command, control, and communications; and radar systems. This initiative resulted in the identification of over $750M of new SI opportunities that the Company is actively pursuing. These opportunities include the Air Traffic, Navigation, Integration, and Coordination System (ATNAVICS), Next Generation Target Control System (NGTCS), Digital Video Teleconferencing System (DVTS), and the Integrated Management Communication Program (IMCP), and the new Egyptian National Railroad Communications Project.
     Second, recently in 1995, the Company combined its Controls and Computer and Monitor Divisions, forming Aydin Corporation (East), to improve the efficiency and competitiveness of its computer equipment, software, air traffic control, radar integration and command, control and communications operations.
     Third, the Company sought to acquire a new Corporate President with a proven record of success in the SI arena. This initiative was accomplished when Dr. Donald S. Taylor was hired, effective January 3, 1995, as Corporate President and President of the recently formed Aydin Corporation (East) Division. Before joining Aydin, Dr. Taylor was a Vice President of Computer Sciences Corporation (CSC) and was the key executive responsible for over $2 billion in major SI wins. As a recognized industry expert in bidding, winning, and performing on SI contracts, Dr. Taylor will provide invaluable strategic guidance to the Company's plans to expand its SI contract base.
     In 1995, Aydin will continue to aggressively pursue SI opportunities world-wide, particularly in Turkey, NATO, Argentina, Egypt, and other countries where the Company has had success in the past. Additionally, Aydin will target selected SI opportunities with the U.S. Government, either as a prime or as a major subcontractor. Corporate focus and priority will be on $50M+ SI opportunities whose technical and cost drivers are directly related to the technology and products provided by the Company's three major product areas.
     Finally, the Company recognizes that it must expand its SI business base beyond the government military sector. Thus, the Company will leverage its engineering and software expertise in key technology areas to acquire SI contracts in the non-military and commercial/industrial marketplace. Representative examples of opportunities that the Company is considering include computer-controlled manufacturing, turnkey process control systems, wireless and other communications systems, multimedia systems, and industrial simulation and training systems.


                                  [PHOTO]

Field Testing of Turkish Mobile Radar Complex (TMRC), actually a
Command, Control, and Communications System

                                 (page 13)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Aydin Corporation and Subsidiaries

                                                                     YEAR ENDED DECEMBER 31,
                                                                1994           1993            1992
                                                            ___________________________________________
Net sales................................................   $142,441,000   $141,475,000    $145,221,000

Costs and expenses:
  Cost of sales
     Department of Justice settlement....................   (    403,000)    14,819,000            -0-
     Other...............................................    104,673,000    103,735,000     101,452,000
  Selling, general, and administrative...................     26,080,000     25,178,000      27,390,000
  Research and development...............................      5,159,000      4,782,000       5,275,000
  Interest expense (income), net.........................          5,000        273,000    (  1,177,000)
                                                             ___________    ___________     ___________

                                                             135,514,000    148,787,000     132,940,000
                                                             ___________    ___________     ___________

Income (loss) before income taxes and minority interest..      6,927,000   (  7,312,000)     12,281,000

Income tax provision (recovery)..........................      1,880,000   (  2,466,000)      4,458,000
                                                             ___________    ___________     ___________

Income (loss) before minority interest...................      5,047,000   (  4,846,000)      7,823,000

Less minority interest...................................          -0-          121,000         761,000
                                                             ___________    ___________     ___________

Net income (loss)........................................  $   5,047,000   ($ 4,967,000)   $  7,062,000
                                                             ___________    ___________     ___________
                                                             ___________    ___________     ___________


Earnings (loss) per common and common equivalent share...          $1.01         ($1,00)         $1.40
                                                             ___________    ___________     ___________
                                                             ___________    ___________     ___________

See notes to consolidated financial statements.

                                    (page 14)

                           CONSOLIDATED BALANCE SHEETS

Aydin Corporation and Subsidiaries

                                                                                DECEMBER 31,
                                                                            1994           1993
                                                                        ____________________________
ASSETS

CURRENT ASSETS
  Cash and cash equivalents
    1994-$18,220,000; 1993-$10,908,000..............................    $ 20,961,000    $ 11,822,000
  Short-term investments............................................       6,980,000      13,058,000
  Accounts receivable, including contract retainage:
    1994-$2,155,000; 1993 $386,000;.................................      35,351,000      33,525,000
  Unbilled revenue, after progress billings:
    1994-$14,982,000; 1993-$46,718,000..............................      54,909,000      66,559,000
  Inventories.......................................................      20,564,000      17,597,000
  Prepaid expenses..................................................       1,350,000       1,470,000
       TOTAL CURRENT ASSETS.........................................     140,115,000     144,031,000
                                                                         ___________     ___________

PROPERTY, PLANT, AND EQUIPMENT, at cost,
  net of accumulated depreciation and amortization:
    1994-$56,103,000; 1993-$53,623,000..............................      25,486,000      25,182,000

OTHER ASSETS........................................................         477,000         508,000
                                                                         ___________     ___________

                                                                        $166,078,000    $169,721,000
                                                                         ___________     ___________
                                                                         ___________     ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt..............................    $    402,000    $    397,000
  Short-term bank debt..............................................       6,486,000      21,525,000
  Accounts payable..................................................      27,055,000      21,731,000
  Accrued liabilities:
    Compensation....................................................       3,552,000       2,752,000
    Department of Justice settlement................................       3,618,000       8,015,000
    Other...........................................................       3,430,000       4,528,000
  Advance payments and contract billings
    in excess of recognized revenue.................................       4,169,000       1,563,000
  Accrued and deferred income taxes.................................       9,617,000       7,014,000
                                                                         ___________     ___________
       TOTAL CURRENT LIABILITIES....................................      58,329,000      67,525,000

LONG-TERM DEBT, less current maturities.............................       1,549,000       1,902,000

DEFERRED INCOME TAXES...............................................       6,983,000       6,230,000

MINORITY INTEREST...................................................           -0-           105,000

STOCKHOLDERS' EQUITY
  Common Stock, par value $1 authorized, 7,500,000 shares;
    issued and outstanding, 1994-4,990,400 shares; 1993-4,981,273 shares.. 4,990,000       4,981,000
  Additional paid-in capital........................................         787,000         697,000
  Retained earnings.................................................      93,953,000      88,906,000
  Foreign currency translation effects..............................    (    513,000)   (    625,000)
                                                                         ___________     ___________
                                                                          99,217,000      93,959,000
                                                                         ___________     ___________

                                                                        $166,078,000    $169,721,000
                                                                         ___________     ___________
                                                                         ___________     ___________

See notes to consolidated financial statements.

                                    (page 15)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Aydin Corporation and Subsidiaries

                                                                        YEAR ENDED DECEMBER 31,
                                                                     1994          1993         1992
                                                               _________________________________________
OPERATING ACTIVITIES
  Net income (loss).........................................   $  5,047,000  ($ 4,967,000)  $  7,062,000
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Depreciation and amortization.........................      4,101,000     4,473,000      4,213,000
      Deferred income taxes.................................   (  7,347,000) (  3,922,000)  (    456,000)
      Minority interest.....................................           -0-        121,000        761,000
  Changes in other operating assets and liabilities, net:
      Accounts receivable...................................   (  1,826,000) (  7,887,000)   ( 5,930,000)
      Unbilled revenue......................................     11,650,000  (  7,504,000)   (25,649,000)
      Advance payments and contract billings
        in excess of recognized revenue.....................      2,606,000       443,000    (15,729,000)
      Inventories...........................................   (  2,967,000)    3,321,000    ( 1,910,000)
      Prepaid expenses......................................        120,000       454,000    (   537,000)
      Accounts payable......................................      5,324,000  (  1,667,000)     8,791,000
      Accrued liabilities...................................   (  4,695,000)   10,333,000        523,000
      Accrued income taxes..................................     10,703,000  (    266,000)   (   275,000)
      Other.................................................        118,000        50,000    (   513,000)
                                                               _____________ _____________   ____________
          CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES............................     22,834,000  (  7,018,000)   (29,649,000)

INVESTING ACTIVITIES
  Purchase of property, plant, and equipment................   (  4,377,000) (  2,381,000)   ( 1,429,000)
  Short-term investments....................................      6,078,000     6,872,000     11,658,000
                                                               _____________ _____________   ____________
          CASH PROVIDED
            BY INVESTING ACTIVITIES.........................      1,701,000     4,491,000     10,229,000

FINANCING ACTIVITIES
  Payment of dividend.......................................          -0-            -0-     ( 2,484,000)
  Principal payments on long-term debt......................   (    348,000) (    389,000)   (   389,000)
  Purchase of treasury stock................................          -0-            -0-     (   750,000)
  Minority investment in consolidated subsidiary............   (    105,000) (  2,327,000)   ( 1,101,000)
  Proceeds from exercise of stock options...................         96,000       454,000        390,000
  Net short-term borrowings, (repayments)...................   ( 15,039,000) (    475,000)    22,000,000
                                                               _____________ _____________   ____________
         CASH PROVIDED (USED)
           BY FINANCING ACTIVITIES..........................   ( 15,396,000) (  2,737,000)    17,666,000
                                                               _____________ _____________   ____________

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS.............................      9,139,000  (  5,264,000)   ( 1,754,000)

Cash and cash equivalents at
  beginning of year.........................................     11,822,000    17,086,000     18,840,000
                                                               _____________ _____________   ____________

         CASH AND CASH EQUIVALENTS
            AT END OF YEAR..................................   $ 20,961,000  $ 11,822,000   $ 17,086,000
                                                               _____________ _____________   ____________
                                                               _____________ _____________   ____________

See notes to consolidated financial statements.

                                    (page 16)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aydin Corporation and Subsidiaries

Note A Summary of Significant Accounting Policies
    Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. During 1994, $75,000 was paid to minority shareholders in the Turkish subsidiary raising the ownership to 100% from 99% at December 31, 1993.
    Contract Accounting: Revenue on long-term type contracts in excess of $100,000 is recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.
    For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.
    The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.
    Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract objectives. Contract billings for partial shipments where product title passes to the customer are not considered progress billings. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage at December 31, 1994 matures in 1995.
    Claims from customers of approximately $1.0 million for work performed outside the scope of certain contracts for which the Company anticipates recovery are included in unbilled revenue at December 31, 1993 and 1994. Unbilled revenue at December 31, 1994 also includes approximately $2.7 million relating to contract options exercised by a customer conditional upon completion of certain acceptance tests.
    Under the contract with the Government of Turkey, the Company received total advance payments of $56 million in October 1990 which are being applied against future billings over a period of approximately six years. The contract provides for price escalation based on U.S. and Turkish inflation rates.
    Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and average cost method which approximates FIFO.
    Depreciation and Amortization: Depreciation is provided by the straight-line method ove the estimated useful lives of the depreciable assets. Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter.
    Income Taxes: The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards (FAS) No. 109.
    Foreign Currency Translation: In accordance with FAS No. 52, balance sheet accounts of the Company s United Kingdom and Argentina subsidiaries are translated from the local currency into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rate for the year. The resulting translation gains or losses are shown as a separate component of stockholders equity. The translation effects of the Turkish subsidiary are reflected in the income statement as required by FAS No. 52 because of the high inflation in the Turkish economy. Pretax income for 1994 includes foreign currency translation gains relating to the Turkish subsidiary of $755,000.
    Earnings (Loss) Per Share: Earnings (loss) per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in earnings (loss) per share calculations was 4,998,701 for 1994, 4,959,740 for 1993, and 5,043,063 for 1992.
    Statement of Cash Flows: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
    Short-Term Investments: Short-term investments are carried at cost which approximates market. Short-term investments at December 31, 1994 consist of interest-bearing certificates of deposit and time deposits with initial terms of 3 to 6 months. Cash and short term investments include $18.2 million held as collateral against outstanding letters of credit.

Note B - Inventories
Inventories at December 31, 1994 and 1993 consist of:

                                       1994             1993
                                   _____________________________
Raw materials......................$ 9,440,000       $ 8,549,000
Work in process....................  7,419,000         6,036,000
Finished product...................  3,705,000         3,012,000
                                   ___________        __________
                                   $20,564,000       $17,597,000
                                   ___________        __________
                                   ___________        __________

Note C - Property, Plant, and Equipment
The Company s investment in property, plant, and equipment at December 31, 1994 and 1993 follows:

                                       1994             1993
                                  _____________________________
Land..............................$  5,264,000       $ 5,264,000
Buildings.........................  20,490,000        20,459,000
Machinery and equipment...........  55,835,000        53,082,000
                                   ___________        __________

                                    81,589,000        78,805,000
                                   ___________        __________

Less accumulated depreciation
  and amortization................  56,103,000        53,623,000
                                   ___________        __________

                                   $25,486,000       $25,182,000
                                   ___________        __________
                                   ___________        __________

Note D - Short- and Long-Term Financing Arrangements
The Company has arrangements with certain banks whereby $46,300,000 has been used for letters of credit and short-term cash borrowings. These arrangements provide for interest on borrowings at the prime lending rate (8.5% at December 31, 1994) plus 2%. These arrangements also require informal compensating cash balances of $150,000 and provide for commission rates on letters of credit at 1% to 1 1/8%. As of December 31, 1994 and 1993, there were $6,486,000 and $21,525,000 of bank borrowings under these arrangements, respectively. The banks are requesting payment of these short-term borrowings which the Company anticipates making during 1995 from internal cash flow. The Company is seeking new banking arrangements to cover future potential needs.
    At December 31, 1994, $39,843,000 of letters of credit were outstanding under these arrangements. Cash or short-term investment collateral of $13,081,000 is required to be maintained for letters of credit that have been issued. These have been issued to foreign entities, principally to guarantee either contract performance or the return of unearned advance payments in the unlikely event that performance is not in accordance with the contracts, or to foreign suppliers to guarantee payment to them of the amount due. Of the total amount outstanding, $30.3 million pertains to the Company s contract with the Government of Turkey. This letter of credit was issued pursuant to a Credit Agreement with certain banks. The term extends to October 4, 1996 or until the letter of credit is reduced to zero, whichever occurs first. Cash or short-term investment collateral is required to be maintained equal to 1/3 of the balance outstanding in the letter of credit which amounts to $10.1 million. In addition to certain financial covenant requirements, the Credit Agreement contains restrictions concerning the payment of dividends and purchase of treasury stock which in the aggregate are limited to 50% of net income for the prior four fiscal quarters.
    Additional letters of credit of $5.1 million pertaining to the Turkish contract and other requirements have been issued by a Turkish bank for the Company s Turkish subsidiary. These letters of credit are not part of the Company s line of credit. Cash or short-term investment collateral is required to be maintained by the Turkish subsidiary equal to 100% of the balance outstanding on these letters of credit.

                                 (page 17)

Aydin Corporation and Subsidiaries

Note E - Long-Term Debt
Long-term debt at December 31, 1994 and 1993 consists of the following:

                                                                        DECEMBER 31,
                                                                     1994         1993
                                                                   ______________________
Fixed-rate mortgage payable $8,000 monthly through 2001,
  including interest at 8 1/4%................................... $  497,000     $ 557,000
Variable-rate mortgage bearing interest at 70% of the prime rate
  (6.0% at December 31, 1994), quarterly principal payments of
  $55,000 plus interest through November 30, 1997................    655,000       819,000
  Variable-rate mortgage bearing interest at 70% of the prime rate
    (6.0% at December 31, 1994), quarterly principal payments of
    $31,000 plus interest through May 1, 2001....................    799,000       923,000
                                                                   _________     _________
                                                                   1,951,000     2,299,000
  Less current maturities..........................................  402,000       397,000
                                                                   _________     _________
                                                                  $1,549,000    $1,902,000
                                                                   _________     _________
                                                                   _________     _________

Interest expense on long- and short-term debt for the years 1994, 1993, and 1992 amounted to $1,142,000, $1,310,000, and $639,000, respectively. Interest paid for the years 1994, 1993, and 1992 amounted to $1,226,000, $1,402,000, and $409,000, respectively.

Land and buildings having a net carrying value of $5,276,000 at December 31, 1994 have been pledged as collateral for the mortgages.

Aggregate maturities of long-term debt for each of the years 1995 through 1999 are as follows: 1995-$402,000; 1996-$407,000;
1997-$413,000; 1998-$201,000; and 1999-$207,000.

Note F - Stockholders' Equity
The changes in common stock, additional paid-in capital, treasury stock, retained earnings, and foreign currency translation effects durinq the years 1992, 1993, and 1994 were as follows:

                                                                                            Foreign
                                                Common     Additional                       Currency
                                                Stock      Paid-In   Treasury  Retained     Translation
                                                Par $1     Capital   Stock     Earnings     Effects
                                             __________________________________________________________
  Balance, January 1, 1992
    (4,948,213 common shares) ...............$ 4,948,000 $ 464,000  $  -0-     $89,295,000   $  -0-
  Issuance of 34,536 shares on exercise of
    stock options............................     35,000   355,000
  Tax benefit related to shares acquired by
    employees under stock options.............             124,000
  Acquisition of 37,450 shares of treasury
    stock in the open market .................                       (602,000)
  Acquisition of 6,102 shares of treasury stock
    received from employees as payment for
    stock option exercises....................                       (148,000)
  Retirement of 43,552 treasury shares .......   (44,000) (706,000)   750,000
  Dividend declared ($.50 per share) in
    March 1992 and paid in March 1992 ........                                  (2,484,000)
  Foreign currency translation adjustment ....                                               (628,000)
  Net income .................................                                   7,062,000
                                              __________  __________ ________  ___________   _________
Balance, December 31, 1992
    (4,939,197 common shares) ................ 4,939,000     237,000     -0-    93,873,000   (628,000)
    Issuance of 42,076 shares on exercise of
    stock options.............................    42,000     412,000
  Tax benefit related to shares acquired by
    employees under stock options.............                48,000
  Foreign currency translation adjustment ....                                                  3,000
  Net loss....................................                                  (4,967,000)
                                              __________  __________ ________  ___________   _________
  Balance, December 31, 1993
    (4,981,273 common shares) ................. 4,981,000    697,000     -0-    88,906,000   (625,000)
  Issuance of 9,127 shares on exercise of
    stock options .............................    9,000      87,000
  Tax benefit related to shares acquired by
    employees under stock options..............                3,000
  Foreign currency translation adjustment......                                               112,000
  Net income...................................                                   5,047,000
                                              __________  __________ ________  ___________   _________
  Balance December 31, 1994
    (4,990,400 common shares) ................$4,990,000   $ 787,000  $  -0-    $93,953,000 ($513,000)

                                (page 18)

Aydin Corporation and Subsidiaries

Note G - Stock Options
    Pursuant to stock option plans, the Company has granted certain officers, directors, and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the date of grant except for the 1984 plan of 187,500 shares which permits the Board of Directors to set an option price up to 50% less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire five years after grant.

There is no charge to income with respect to stock options under the plans. A summary of the changes in options during 1992, 1993, and 1994 follows:

                                            Shares    Shares
                                            Under     Available
                                            Option    for Option
                                            ____________________
At January 1, 1992.....................      289,245    42,895
  Authorization of individual option...         -0-    215,000
  Options granted:
    Option plan........................       27,750   (27,750)
    Individual options.................      215,000  (215,000)
  Options exercised
        (average price, $11.31)........      (34,536)      -0-
  Options canceled.....................      (19,896)   19,896
                                             _______    ______
At December 31, 1992...................      477,563    35,041
  Options granted:
    Option plan........................       42,450   (42,450)
  Options exercised
         (average price $10.80)........      (42,076)      -0-
  Options canceled.....................     (154,644)  154,644
  Cancellation of authorization........          -0-  (100,000)
                                             _______    ______
At December 31, 1993...................      323,293    47,235
  Options granted:
    Option plan........................      164,600  (164,600)
    Individual options.................       30,000   (30,000)
  Options exercised
         (average price, $10.55).......       (9,127)      -0-
  Options cancelled....................     (185,648)  185,648
  Authorization of 1994 options........          -0-   150,000
  Cancellations of authorization.......          -0-   (97,000)
                                             _______    ______

At December 31, 1994
          (125,164 exercisable)........      323,118    91,283
                                             _______    ______
                                             _______    ______


These options expire on various dates beginning January 1995 and ending December 1999. The average exercise price of options outstanding at December 31, 1994 is $11.66.

Note H - Taxes on Income
The provision (recovery) for income taxes consists of the following:

                                          Federal         State        Foreign       Total
                                        ______________________________________________________
1994:
  Current ..............................$   973,000   $ 2,452,000    $9,224,000
  Deferred.............................. (1,418,000)          -0-    (7,347,000)
  Charge equivalent to tax benefit
    related to shares acquired by
    employees under stock options.......      2,000         1,000           -0-         3,000
                                         __________    __________    __________    __________
                                        ($  128,000)  ($  444,000)   $2,452,000    $1,880,000
                                         __________    __________    __________    __________
                                         __________    __________    __________    __________
1993:
  Current...............................($  339,000)   $   62,000    $1,685,000    $1,408,000
  Deferred..............................( 3,110,000)   (  812,000)          -0-    (3,922,000)
  Charge equivalent to tax benefit
    related to shares acquired by
    employees under stock options.......     39,000         9,000           -0-        48,000
                                         __________    __________    __________    __________
                                        ($3,410,000)  ($  741,000)   $1,685,000    $2,466,000
                                         __________    __________    __________    __________
                                         __________    __________    __________    __________
1992:
  Current............................... $3,022,000    $  358,000    $1,410,000    $4,790,000
  Deferred.............................. (  323,000)   (  133,000)          -0-    (  456,000)
  Charge equivalent to tax benefit
    related to shares acquired by
    employees under stock options.......     99,000        25,000           -0-       124,000
                                         $2,798,000    $  250,000    $1,410,000    $4,458,000
                                         __________    __________    __________    __________
                                         __________    __________    __________    __________

                                (page 19)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aydin Corporation and Subsidiaries

The components of deferred income tax balances follow.
No valuation allowances were required.


                                             YEAR ENDED DECEMBER 31,
                                          1994          1993          1992
                                       ________________________________________
Contract accounting................... $ 3,712,000   $11,740,000    $14,953,000
Excess tax over book depreciation.....   2,765,000     2,824,000      3,953,000
Inventory valuation................... ( 1,141,000)  ( 1,599,000)   ( 1,403,000)
Alternative minimum tax...............         -0-   (    50,000)           -0-
State deferred taxes.................. (   269,000)  (   786,000)   ( 1,408,000)
Other, net............................ (   633,000)  (   348,000)   (    27,000)
                                       ___________   ___________    ___________
                                       $ 4,434,000   $11,781,000    $15,704,000
                                       ___________   ___________    ___________
                                       ___________   ___________    ___________

A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income before income taxes and minority interest) is as follows:

                                                 1994    1993    1992
                                                 _____________________
Federal statutory rate.......................... 34.0%  (34.0%)  34.0%
State income taxes net of federal tax benefit... (3.7)   (6.7)    1.4
Benefit from nontaxable FSC income.............. (7.1)   (6.3)   (2.3)
Effects of higher foreign income tax rates......  2.5     5.6     2.3
Statutory federal rate increase to 35% on
  income over $10 million........................  -      2.6      -
Non-deductible Department of Justice
    settlement cost..............................  -      4.3      -
Other, net....................................... 1.4      .8      .9
Effective income tax rate........................27.1%  (33.7%)  36.3%


Income tax payments, net of refunds, amounted to $5,066,000 in 1992 and $2,138,000 in 1993. Income tax refunds, net of payments, amounted to $940,000 in 1994.

The Company has not provided deferred income taxes of approximately $600,000 on cumulative unremitted earnings of foreign subsidiaries, based on management's intention to permanently invest such earnings in the foreign jurisdictions.

Note I - Export Sales, Major Customers, and Foreign Operations
The Company operates predominantly in the electronics manufacturing industry. Export sales by geographic area are as follows:

                         1994           1993            1992
                      _________________________________________
Asia................. $ 6,788,000    $ 8,688,000    $ 2,553,000
Africa...............   2,553,000      2,301,000      1,969,000
Europe...............  27,137,000     42,220,000     53,084,000
North America........   1,852,000        528,000        869,000
South America........   1,005,000        475,000        447,000
Other................     384,000        844,000        306,000
                      ___________    ___________    ___________
  Total export sales. $39,719,000    $55,056,000    $59,228,000
                      ___________    ___________    ___________
                      ___________    ___________    ___________


    The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to U.S. Government agencies, principally the Department of Defense, amounted to $42,015,000, $38,600,000 and $39,347,000 in 1994, 1993 and 1992, respectively. Sales to the Government of Turkey amounted to $24,888,000, $45,134,000 and $48,738,000 in 1994, 1993 and 1992, respectively. Accounts receivable at December 31, 1994 includes $12.5 million from the Government of Turkey. Sales to CTI amounted to $15,739,000 in 1994.
    Foreign assets included in the consolidated balance sheet amounted to $33.7 million, $22.9 million and $23.4 million at December 31, 1994, 1993 and 1992, respectively. Of these amounts, $6.7 million, $10.0 million and $19.1 million, at December 31, 1994, 1993 and 1992, respectively, is cash and short-term investments of the Company's Turkish subsidiary consisting of U.S. dollar denominated interest-bearing time deposits. In addition, at December 31, 1994 cash and short-term investments at the Argentina subsidiary was $1.9 million. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively, of which $21.1 million and $2.1 million, respectively, was for the Argentina subsidiary. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively. Foreign sales and pretax income for 1992 amounted to $19.3 mililion and $3.3 million, respectively.

Note J - Contingencies
    The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California. The cost to date for the cleanup of the California site over the past ten years has been approximately $5.8 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost to go. A court has granted a declaratory judgment requiring the fourth carrier to pay all cleanup costs in excess of the $6.7 million already received. This judgment is being appealed by the fourth carrier. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.

                                (page 20)

Aydin Corporation and Subsidiaries

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



REPORT OF INDEPENDENT AUDITORS

Report of Grant Thornton LLP
Independent Auditors

Stockholders and Board of Directors
Aydin Corporation

    We have audited the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Aydin Corporation and subsidiaries as of and for the years ended December 31, 1993 and 1992, were audited by other auditors whose report dated February 25, 1994, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aydin Corporation and subsidiaries as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornthon LLP

Philadelphia, Pennsylvania
February 20, 1995

                                (page 21)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

Aydin Corporation and Subsidiaries

Liquidity and Sources of Capital
    Cash provided from operations during 1994 was $22.8 million. In addition to the net income, the primary reason for the positive cash flow was a $11.6 million decrease in unbilled revenue mainly because of an excess of billings rendered on the TMRC-C3 contract with the Government of Turkey versus costs incurred and resulting revenue recorded for this contract.

    The positive cash from operations was used to repay $15.0 million of short-term bank debt and purchase capital equipment of $4.4 million.

    Of the $27.9 million of cash and short-term investments at December 31, 1994, approximately $18.2 million is required to be maintained as collateral against letters of credit on the Turkish and other contracts.

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

    Also during 1993, $2.4 million was spent for capital additions and $2.8 million was spent to increase the ownership in the Turkish subsidiary from 71% at December 31, 1992 to 99% at December 31, 1993.

    The Company at December 31, 1994 has short-term bank borrowings outstanding of $6.5 million. The banks are requesting payment of these short-term borrowings. The Company anticipates making full payment of these bank loans during 1995 from internal cash flow. The Company is seeking new banking arrangements to cover its future potential needs.

    Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

Results of Operations
    1994 versus 1993: Net sales for 1994 were basically flat compared to 1993. U.S. Government sales, although still depressed, increased to 29% of total sales from 27% last year. Export and foreign sales declined to 53% of total sales from 56% last year because of a slow down in sales on the TMRC-C3 contract, partially offset by higher sales at the Company s South American subsidiary. There is no assurance that the higher level of sales and earnings at the Argentina subsidiary will continue. Domestic industrial sales increased slightly to 18% of total sales from 17% last year.

    Cost of sales, other than the settlement with the Department of Justice, as a percentage of sales was essentially the same as last year. Costs incurred during 1994 against the settlement amounted to $3,994,000 and have been charged against the settlement liability established at December 31, 1993. During 1994 the settlement liability was further reduced by $403,000, reflecting a decrease in the December 31, 1993 estimate of ultimate costs to be incurred.

    Selling, general and administrative expenses increased by $902,000 (4%) in 1994 primarily as a result of a higher level of proposal activity and resulting proposal costs.

    The effective income tax rate was 27% for 1994 compared to a 34% benefit for 1993. The lower rate for 1994 is primarily the result of the impact on the rates of the 1993 pretax loss compared to pretax income in 1994.

    1993 versus 1992:  Net sales of $141,475,000 for 1993
decreased by $3,746,000 from 1992, a decline of 3%. Industrial sales declined to 17% of total sales from 19% last year due to continued market weakness in the Company s market niches. U.S. Government sales declined slightly and were offset by a small increase in export and foreign sales which now represent 56% of total sales versus 54% last year.

    The $14,819,000 1993 special settlement charge included in the cost of sales caption is the result of the Company s decision to assume responsibility and plead guilty to criminal charges of falsification of test data on a U.S. Government contract (GRC-222), actions to which two low level employees had previously pled guilty. Of this charge, $2.0 million were cash payments made after December 31, 1993. The balance represents additional work and to upgrade the GRC-222 microwave radios for the U.S. Army and Aydin s dropping of claims it had filed against the Army.

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

    Net interest expense was $273,000 in 1993 compared to last year s net interest income of $1,177,000. The unfavorable swing reflects the higher level of this year s short-term borrowings and a decreased level of cash available for investment this year.

    The effective income tax rate decreased to 34% for 1993 from 36% last year. The primary reason for the lower 1993 income tax rate is a function of a pretax loss in the U.S. in 1993 which means that the following elements of tax reduced the effective rate: foreign income tax provisions, non-deductible costs in connection with the Department of Justice settlement, and theimpact on deferred taxes of the increased U.S. statutory rate effective January 1, 1994. Partially offsetting these effects was the tax benefit from non-taxable Foreign Sales Corporation income and a higher state income tax recovery on the 1993 U.S. pretax loss than the 1992 state income tax provision. See Note H for the impact of each of these items.

                                (page 22)

                         SELECTED FINANCIAL DATA

Aydin Corporation and Subsidiaries

($000 omitted except for per share amounts)

                                          1994       1993*       1992        1991*      1990
                                       _______________________________________________________
For the Year:
  Net sales........................... $ 142,441  $ 141,475   $ 145,221   $ 158,544   $142,269
  Cost of sales.......................   104,270    118,554*    101,452     113,329     99,873
  Income (loss) before income taxes
    and minority interest.............     6,927  (   7,312)*    12,281      17,195     10,065
 Net income (loss)...................      5,047  (   4,967)*     7,062      10,787      7,465
  Earnings (loss) per share...........      1.01  (    1.00)*      1.40        2.13       1.51
  Cash dividend per share.............       -0-       -0-          .50         .50        -0-
  Return on average stockholders equity.      5%  (      5%)         7%         12%        9%

At Year End:
  Total Assets........................ $ 166,078  $ 169,721   $ 172,332   $ 154,493  $ 179,847
  Working Capital.....................    81,786     76,506      80,578      82,287     73,352
  Long-term debt......................     1,549      1,902       2,295       2,688      3,076
  Stockholders' equity................    99,217     93,959      98,421      94,707     85,872
  Stockholders' equity per share......     19.88      18.86       19.93       19.14      17.49

* Cost of sales includes a fourth quarter 1993 charge of $14,819,000 in connection with a settlement reached with the Department of Justice. After tax, this charge amounted to $9,430,000 or $1.90 per share.
**  In the fourth quarter of 1991, the Company adopted
    Statement of Financial Accounting Standard (FAS) No. 109. The effect of adoption of FAS No. 109 was not material.

                         QUARTERLY FINANCIAL DATA
($000 omitted except for per share amounts)

                                    1st         2nd         3rd         4th     Year
                                 _____________________________________________________
For the Year:
1994 (with first 3 quarters
             as restated):
  Net sales..................... $  33,975   $ 38,635   $ 35,053   $ 34,778   $142,441
  Cost of sales.................    25,455     28,283     24,931     25,601    104,270
  Income before income taxes....     1,867      1,686      2,158      1,216      6,927
  Net income....................     1,193      1,272      1,304      1,278*     5,047
  Earnings per share............       .24        .25        .26        .26*      1.01

* Fourth quarter net income was increased by $500,000 ($.10 per share) to reflect a reduction in the tax provision resulting from a decrease in deferred state income taxes only partially offset by an increase in taxes payable.

                                 1st       2nd       3rd
                               ___________________________
1994 (as originally reported):
  Net sales................... $29,445   $27,306   $31,918
  Cost of sales...............  21,812    18,137    22,621
  Income before income taxes..   1,371     1,398     1,691
  Net income..................   1,027     1,130     1,096
  Earnings per share..........     .21       .22       .22

The first three quarters have been restated as a result of not including the results of a foreign subsidiary. In previous years, the operations of this subsidiary were not significant.

                                       1st      2nd      3rd      4th       Year
                                     _____________________________________________
1993:
 Net sales.......................... $37,434  $36,969  $31,577  $35,495   $141,475
 Cost of sales......................  26,642   27,206   22,896   41,810*   118,554*
 Income (loss) before income taxes
   and minority interest............   2,462    1,727    1,780  (13,281)*  ( 7,312)*
 Net income (loss)..................   1,436    1,152    1,067  ( 8,622)*  ( 4,967)*
 Earnings (loss) per share..........     .29      .23      .21  (  1.73)*  (  1.00)*

* Cost of sales includes a fourth quarter 1993 charge of $14,819,000 in connection with a settlement reached with the Department of Justice. After tax, this charge amounted to $9,430,000 or $1.90 per share.

                                (page 23)

                           COMMON STOCK PRICES

Aydin Corporation and Subsidiaries

Aydin Corporation is listed on the New York Stock Exchange, symbol AYD.

1994:       High       Low      1993:         High        Low
_____________________________  ______________________________
Fourth Q...13 1/2    10 1/8    Fourth Q.....16 1/2     11 3/4
Third Q....11 3/8    10 1/8    Third Q......18 3/8     15 1/2
Second Q...13 3/8    10 5/8    Second Q.....16 3/8     13 3/8
First Q....14 1/4    11 7/8    First Q......17 7/8     14 1/2

STOCKHOLDER AND DIVIDEND INFORMATION
Aydin has approximately 6,000 stockholders of record and individual participants in security position listings. Aydin has no present plans to pay any special cash dividends.

ANNUAL MEETING
The Company's Annual Meeting of Stockholders will be held on Friday, April 28, 1995, at 3:00 p.m., in the Corporate Office at 700 Dresher Road, Horsham, Pennsylvania. Stockholders are cordially invited to attend the Annual Meeting.

FORM 10K
A copy of Aydin Corporation's Annual Report on Form 10K may be obtained without charge by writing to Aydin Corporation, 700
Dresher Road, P.O. Box 349, Horsham, PA 19044, Attn: Investor
Relations.

HISTORY OF OPERATIONS*

                           Cost of        Income   Income(Loss)
Year         Net Sales      Sales         (Loss)     Per Share
1994       $142,441,000  $104,270,000   $ 5,047,000   $1.01
1993**      141,475,000   118,554,000   ( 4,967,000)  (1.00)
1992        145,221,000   101,452,000     7,062,000    1.40
1991        158,544,000   113,329,000    10,787,000    2.13
1990        142,269,000    99,873,000     7,465,000    1.51
1989        157,486,000   108,665,000     9,190,000    1.81
1988        169,655,000   120,733,000     8,368,000    1.66
1987***     149,240,000   101,634,000     8,803,000    1.56
1986        136,791,000    90,539,000     6,952,000    1.21
1985        133,019,000    92,094,000     3,799,000     .57
1984****    137,500,000    90,811,000     8,965,000    1.30
1983        152,911,000   101,158,000    15,778,000    2.21
1982        124,308,000    84,910,000    10,284,000    1.46
1981        100,424,000    70,611,000     6,321,000     .90
1980        102,908,000    75,753,000     7,319,000    1.05
1979         64,167,000    45,599,000     4,062,000     .59
1978         47,443,000    33,566,000     2,676,000     .40
1977         51,436,000    36,864,000     3,457,000     .53
1976         42,413,000    31,752,000     2,072,000     .33
1975         35,426,000    28,032,000       910,000     .13
1974         32,569,000    23,750,000     1,646,000     .26
1973         28,324,000    20,474,000     1,380,000     .19
1972         22,176,000    17,414,000       386,000     .03
1971         15,632,000    12,251,000      (538,000)   (.13)
1970         16,301,000    13,115,000    (1,297,000)   (.27)
1969         12,733,000     9,052,000       468,000     .09
1968          4,380,000     3,121,000       175,000     .05
1967
 (3 months)   1,528,000     1,142,000        75,000      -

* Discontinued operations and extraordinary items are excluded from above table.
** As a result of a settlement with the Department of Justice, there was a pretax charge of $14,819,000 or $9,430,000 after tax ($1.90 per share).
*** Excludes cumulative effect on prior years to December
    31, 1986 of adopting new method of accountinq for income taxes.
**** As a result of the Tax Reform Act of 1984, there was a charge of $750,000 to Net Income in 1984, or $.11 per share.

                                (page 24)

                                                                Exhibit 21



                        SUBSIDIARIES OF REGISTRANT


NAME (and name under which        JURISDICTION      PERCENTAGE
they do business-same)            OF INCORPORATION  OWNED
______________________________    ________________  __________
Aydin Controls (U.K.) Limited     United Kingdom     100%
Aydin, S.A.                       Argentina          100%
Aydin Foreign Sales Limited       Guam               100%
Aydin Investments, Inc.           Delaware           100%
Aydin Yazilim ve Elektronik
      Sanayi A. .                 Turkey             100% (1)

(1) Ninety nine (99%) percent of the 100% is owned by registrant's wholly owned subsidiary, Aydin Investments, Inc.

                                             Exhibit 23.1


                    CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Aydin Corporation:


We consent to incorporation by reference in Registration Statement
Numbers:  33-34863, 33-22016, 33-14284, 2-97645, 2-93603, 2-77623,
and 2-64093 on Form S-8 of Aydin Corporation of our reports dated February 20, 1995, relating to the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1994 and the related consolidated statements of operations and cash flows, and related schedules for the year ended December 31, 1994, which reports appear in or incorporated by reference in the 1994 annual report on Form 10-K of Aydin Corporation.


/s/ Grant Thornton LLP
 Grant Thornton LLP


Philadelphia, Pennsylvania
March 29, 1995

                                             Exhibit 23.2


KPMG Peat Marwick LLP
     1600 Market Street
     Philadelphia, PA 19103-7212



The Board of Directors
Aydin Corporation:


We consent to incorporation by reference in the Registration Statement Numbers: 33-53549, 33-34863, 33-22016, 33-14284, 2-97645,
2-93603, 2-77623, and 2-64093 on Form S-8 of Aydin Corporation of our report dated February 25, 1994, relating to the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations and cash flows and related schedule for each of the years in the two-year period then ended, which report appears in the 1994 annual report on Form 10-K of Aydin Corporation.



                        /s/ KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
March 29, 1995

                                             Exhibit 99.1


INDEP                            ENDENT AUDITORS' REPORT



Under date of February 20, 1995, we reported on the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Grant Thornton LLP
 Grant Thornton LLP


Philadelphia, Pennsylvania
February 20, 1995

                                             Exhibit 99.2


KPMG Peat Marwick LLP
     1600 Market Street
     Philadelphia, PA 19103-7212


INDEPENDENT AUDITORS' REPORT


Stockholders and  Board of Directors
Aydin Corporation

We have audited the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations and cash flows for each of the years in the two-year period then ended which financial statements are incorporated by reference in this Form 10-K from the Company's 1994 Annual Report to Stockholders. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index for the two-years ended December 31, 1993 and 1992. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aydin Corporation and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the years in the two-year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                     /s/ KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
February 25, 1994

