Form 10-Q
period 1995-04-01
AYDIN CORP
filed 1995-05-16
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.
   Telex
685 1211 AYDIN UW
                              May  16, 1995
                              (VIA EDGAR)

SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q First Quarter 1995
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the First Quarter ending April 1, 1995.

                               Sincerely,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:sbk
Enclosures

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended         April 1, 1995

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

Shares of common stock, $1.00 par value, outstanding as of May 12, 1995.
                          ______5,015,685______

                               AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1995 First Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month period ended April 1, 1995 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 6 of the "1995 First Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended April 1, 1995 and April 2, 1994 were 5,040,676 and 5,007,342, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)   Material Changes in Financial Condition (4/01/95 versus 12/31/94)

Unbilled revenue (net of advance payments and contract billings in excess of recognized revenue) increased by $10.9 million because of revenue recognized in excess of billings rendered on various contracts.

Cash and short-term investments decreased by $10.0 million because of the unbilled revenue increase and a slow down in collections on the TMRC-C3 contract with the Turkish Government.

Of the total of $17.9 million of cash and short-term investments at 4/1/95, approximately $15.9 million represents interest bearing collateral required to be maintained against letters of credit for foreign contracts.

The Company at 4/1/95 had short-term bank borrowings outstanding of $5.5 million. The banks are requesting reductions of these short-term borrowings. The Company anticipates full payment of these bank loans in 1995 from internal cash flow. The Company is seeking new banking arrangements to cover its future potential needs.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

(2)  Material Changes in Operations (First Quarter 1995 versus 1994)

Cost of sales as a percentage of sales decreased to 72.9% from 74.9% as a result of operating efficiencies and a more favorable sales mix.

Selling, general and administrative expenses increased by $924 thousand (17%) as a result of increased selling efforts and lower net foreign currency translation gains related to the Turkish subsidiary.

Research and development costs increased by $337 thousand (35%) because of expanded development efforts in the telecommunications field.


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  The Registrant held its Annual Meeting of Stockholders on
          April 28, 1995.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.

     (c) The matters voted upon and the results of the voting were as follows:

          (1)  Election of Directors

                                    For        Withheld      Broker
                                                            Non-Votes
           I. Gary Bond           4,479,857     19,307       None
           Nev A. Gokcen          4,482,630     16,534       None
           Ayhan Hakimoglu        4,482,342     16,822       None
           Donald S. Taylor       4,484,434     14,730       None
           Harry D. Train II      4,479,989     19,175       None
           John F. Vanderslice    4,483,131     16,033       None

          (2)  Approval of the Individual Non-Qualified Stock Options.

               For         Against       Abstain       Broker Non-Votes
             3,946,100     520,136        34,129        None

          (3)  Approval of the Amended 1994 Incentive Stock Option Plan

               For         Against       Abstain       Broker Non-Votes
             3,969,138     495,897        34,129        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -         None
          Exhibit 3(i) -      Restated Certificate of Incorporation
                              (filed as Exhibit 3(i) to Registrant's
                              Annual Report on Form 10-K for the year
                              ended December 31, 1994 and incorporated
                              herein by reference).
          Exhibit 3(ii) -     By-Laws (filed as Exhibit 3(ii) to
                              Registrant's Annual Report on Form 10-K
                              for the year ended December 31, 1994 and
                              incorporated herein by reference).
          Exhibit 4 -         None
          Exhibit 10 -        None
          Exhibit 11 -        None
          Exhibit 15 -        Letter re unaudited interim financial
                              information
          Exhibit 18 -        None
          Exhibit 19 -        "1995 FIRST QUARTER REPORT" to
                              Stockholders
          Exhibit 22 -        None
          Exhibit 23 -        None
          Exhibit 24 -        None
          Exhibit 27 -        Financial Data Schedule (electronic filing
                              only)
          Exhibit 99 -        None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the First Quarter
          1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AYDIN CORPORATION

DATE   May 11, 1995                  /s/ Herbert Welber
                                     Herbert Welber, Controller

DATE   May 11, 1995                  /s/ Robert A. Clancy
                                     Robert A. Clancy, Secretary

                            AYDIN CORPORATION
                       FORM 10-Q QUARTERLY REPORT

                              EXHIBIT INDEX

N0.         DESCRIPTION OF EXHIBIT

15          Letter re unaudited interim financial information

19          1995 First Quarter Report to Stockholders

27          Financial Data Schedule

                                                      Exhibit 15

                                             Two Commerce Square
                                                      Suite 3100
                                              2001 Market Street
                                     Philadelphia, PA 19103-7080
                                                    215-561-4200
                                                FAX 215-561-1066

                                              GRANT THORNTON LLP
                          Accountants and Management Consultants
                                         The U.S. Member Firm of
                                    Grant Thornton International

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of April 1, 1995 and for the three-month periods ended April 1, 1995 and April 2, 1994, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated April 27, 1995. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended April 1, 1995 are being incorporated by reference in the Registration Statement Nos. 33-53549; 33-34863; 33-22016; 33-14284; 2-97645;
2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1993 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.



/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
May 11, 1995

                                                       Exhibit 19
Dear Stockholder:

     Aydin's sales and net income for the first quarter of 1995 were $35,588,000 and $1,191,000 respectively, representing $.24 per share as compared to $33,975,000 and $1,193,000 representing $.24 per share in the 1994 first quarter.

     During the quarter, the backlog increased to $137,000,000 as compared to $134,000,000 as of the end of 1994.

     An address was made to the New York Society of Security Analysts describing the Company's growth strategy. This includes continuing to bid on large and small military and industrial programs, stressing its telecommunication business and expanding its current military system integration business into the non-military and commercial/industrial marketplace.

     During the quarter, Aydin was awarded a contract from the United Kingdom for the supply of "Service Practice Instrumentation" totaling $13.5 million including probable options. In addition, a contract worth $5 million to supply the Egyptian Electric Authority with a digital telecommunication system was received. These are in addition to smaller orders.

     Aydin has combined three of its East Coast Divisions forming Aydin Corporation (East) to further enhance its current efficiency, marketing and competitiveness in the bidding process.

                                        /s/ Ayhan Hakimoglu
                                        Ayhan Hakimoglu
                                        Chairman of the Board

April 28, 1995
                                   (page 1)

                   AYDIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for per share amounts)

                                         Three Months Ended
                                                     April 2, 1994
                                  April 1, 1995      Restated
                                   (Unaudited)        (Unaudited)
NET SALES                         $ 35,588           $ 33,975
COST AND EXPENSES
 Cost of sales                      25,937             25,455
 Selling, general
   and administrative                6,524              5,600
 Research and development            1,449              1,072
 Interest expense (income), net       (157)               (19)
                                   _______             ______
   Total                            33,753             32,108
                                   _______             ______

INCOME BEFORE INCOMES TAXES
AND MINORITY INTEREST                1,835              1,867

INCOME TAXES                           636                674
                                   _______             ______

INCOME BEFORE
MINORITY INTEREST                    1,199              1,193

LESS MINORITY INTEREST                   8              - 0 -
                                   _______             ______

NET INCOME                        $ 1,191            $  1,193
                                   _______             ______
                                   _______             ______

EARNINGS PER SHARE                $   .24            $    .24
                                   _______             ______
                                   _______             ______

                                   (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       April 1, 1995    Dec. 31, 1994
                                       _____________    _____________
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1995, $5,512; 1994, $18,220          $   7,475         $  20,961
Short-term investments                   10,444             6,980
Accounts receivable                      33,987            35,351
Unbilled revenue, after
 progress billings                       63,851            54,909
Inventories:
 Raw materials                            9,043             9,440
 Work-in-process                          8,459             7,419
 Finished product                         3,843             3,705
Prepaid expenses                          1,664             1,350
                                       ________          ________
   Total current assets                 138,766           140,115
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1995, $56,941; 1994, $56,103            25,300            25,486
OTHER ASSETS                                476               477
                                       ________          ________

    TOTAL ASSETS                       $164,542          $166,078
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1994 balance sheet has been derived from the audited financial statements contained in the 1994 Annual Report to Stockholders. The first quarter of 1994 reflects amounts which were previously restated as a result of originally not including the results of a foreign subsidiary. In periods prior to 1994, the results of this subsidiary were not significant. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in contingency disclosures. Pretax income for the first quarter of 1995 includes foreign currency translation gains of $109,000 relating to the Turkish subsidiary.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            April 1, 1995    Dec. 31, 1994
                            _____________    _____________
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    403           $    402
 Short-term bank debt         5,486              6,486
 Accounts payable            25,806             27,055
 Accrued liabilities         11,159             10,600
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     2,178              4,169
 Accrued and deferred
  income taxes               10,264              9,617
                           ________            _______
Total current liabilities    55,296             58,329
LONG-TERM DEBT,
 less current maturities      1,394              1,549
DEFERRED INCOME TAXES         7,200              6,983
MINORITY INTEREST               111              - 0 -
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1995,
  4,997,769 shares;
  1994, 4,990,400 shares      4,998              4,990
 Additional paid-in capital     857                787
 Retained earnings           95,144             93,953
 Less treasury stock at
  cost: 1995, 3,597 shares;
  1994, none                    (52)             - 0 -
 Foreign currency
  translation effects          (406)              (513)
                           ________            _______
    Stockholders' equity    100,541             99,217
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $164,542           $166,078
                           ________            _______
                           ________            _______

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                 Three Months Ended
                                              April 2, 1994
                           April 1, 1995        Restated
                           _____________      _____________
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   1,191          $   1,193
Items not affecting cash:
 Depreciation and
   amortization                  842              1,257
 Deferred income taxes           142               (100)
 Minority Interest                 8              - 0 -
 Other                           108                (54)
Changes in certain
working capital items:
 Accounts receivable           1,364              4,942
 Unbilled revenue             (8,942)            (2,896)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                     (1,991)               994
 Inventories                    (781)               635
 Prepaid expenses               (314)              (599)
 Accounts payable and
  accrued liabilities           (690)              (361)
 Accrued income taxes            722              2,010
                            ________           _________
 CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES      (8,341)             7,021

INVESTING ACTIVITIES
Net property, plant and
 equipment additions            (656)            (1,160)
Short-term investments        (3,464)               713
                            ________           _________
             CASH USED BY
     INVESTING ACTIVITIES     (4,120)              (447)

FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (154)              (103)
Net repayments of
 short-term borrowings        (1,000)            (6,500)
Purchase of Treasury Shares      (52)             - 0 -
Minority investment in
 consolidated subsidiary         103               (105)
Proceeds from exercise of
 stock options                    78                 11
                            ________           _________
             CASH USED BY
     FINANCING ACTIVITIES     (1,025)            (6,697)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                 (13,486)              (123)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         20,961             11,822
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  7,475           $ 11,699
                            ________           _________
                            ________           _________

                                (page 5)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of April 1, 1995 and April 2, 1994, and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 20, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
April 27, 1995
_________________________________________________________________

     A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation
                                (page 6)