Form 10-Q
period 1995-07-01
AYDIN CORP
filed 1995-08-14
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.
   Telex
685 1211 AYDIN UW

                           August 14, 1995
                            (VIA EDGAR)


SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn: Filing Desk, Stop 1-4

RE:   Form 10-Q Second Quarter, 1995
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Second Quarter ending July 1, 1995.

                               Sincerely,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:cak
Enclosures

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _______July 1, 1995_______________
                                     OR

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

YES ________X___________   NO ____________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock, $1.00 par value, outstanding as of August 11, 1995

                          5,057,204

                            AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1995 Second Quarter Report" to Stockholders. These condensed consolidated financial statements for the three and six month periods ended July 1, 1995 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 6 of the "1995 Second Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the six months ended July 1, 1995 and July 2, 1994 were 5,091,372 and 4,995,784, respectively, and for the six-month periods then ended 5,066,024 and 5,001, 563, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (7/01/95 versus 12/31//94)

Unbilled revenue (net of advance payments and contract billings in excess of recognized revenue) increased by $12.6 million because of revenue recognized in excess of billings rendered primarily on the TMRC-C3 contract with the Turkish Government. Primarily because of this, cash and short-term investments decreased by $10.3 million.

Of the total of $17.6 million of cash and short-term investments at 7/1/95, approximately $11.6 million represents interest bearing collateral required to be maintained against letters of credit for foreign contracts. During the second quarter, a $18.9 million bank line of credit was obtained of which $16 million has been used for letters of credit as of 7/1/95. This line of credit is secured by mortgages against the Company's real estate.

The Company at 7/1/95 had short-term bank borrowings outstanding of $5.5 million. The banks are requesting reductions of these short-term borrowings. The Company anticipates full payment of these bank loans in and a significant reduction in unbilled revenue during the balance of 1995 from internal cash flow on the TMRC-C3 contract.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.

(2) Material Changes in Operations (Second Quarter and Six-Months 1995 versus 1994)

Net sales decreased by 5.5% during the quarter as a result of a decrease in sales at the Argentine subsidiary from an unusually high level in 1994. Net sales for the six-month period were essentially flat. Backlog at 7/1/95 was approximately $123 million compared to $158 million at 7/2/94 and $134 million at 12/31/94. The backlog has decreased because no major new orders have been booked over the past year to replace the TMRC-C3 backlog which is being worked off and amounted to $47 million at 7/1/95. The trend in lower sales and earnings will probably continue as a result of the significance of this contract until new orders improve and benefits of R&D in telecommunications start bearing fruit.

Cost of sales as a percentage of sales decreased to 73.0% from 74.0% for the six months as a result of operating efficiencies and a more favorable sales mix. Cost of sales as a percentage of sales remained essentially the same for the second quarter.

Selling, general and administrative expenses decreased by $847,000 (12%) during the quarter primarily because of lower expenses at the Argentine subsidiary.

Research and development costs increased by $383,000 (28%) in the quarter and $760 (31%) in the six months because of expanded development efforts in telecommunication wireless and hybrid fiber-coax cable telephony systems.


PART II -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   The following is a list of Exhibits filed as part of this report:

        Exhibit 2 -      None
        Exhibit 3(i) -   Restated Certificate of Incorporation (filed as
                         Exhibit 3(i) to Registrant's Annual Report on Form
                         10-K for the year ended December 31, 1994 and
                         incorporated herein by reference).
        Exhibit 3(ii) -    By-Laws (filed as Exhibit 3(ii) to Registrant's
                         Annual Report on Form 10-K for the year ended
                         December 31, 1994 and incorporated herein by
                         reference).
        Exhibit 4 -      None
        Exhibit 10 -     None
        Exhibit 11 -     None
        Exhibit 15 -     Letter re unaudited interim financial information
        Exhibit 18 -     None
        Exhibit 19 -     "1995 SECOND QUARTER REPORT" to Stockholders
        Exhibit 22 -     None
        Exhibit 23 -     None
        Exhibit 24 -     None
        Exhibit 27 -     Financial Data Schedule (electronic filing only)
        Exhibit 99 -     None

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the Second Quarter 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AYDIN CORPORATION

DATE ____August 14, 1995____          /s/ Herbert Welber
                                      Herbert Welber, Controller

DATE ____August 14, 1995____          /s/ Robert A. Clancy
                                      Robert A. Clancy, Secretary

                                                            EXHIBIT 15

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Securities and Exchange Commission
Washington, D.C. 20549

We have made a review of the condensed financial statements of Aydin Corporation as of July 1, 1995 and for the three-month and six-month periods ended July 1, 1995, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated July 27, 1995. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended July 1, 1995 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284;
2-97645; 2-93603; 2-77623; and 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
July 27, 1995

                                                     Exhibit 19
Dear Stockholder:

     The 1995 second quarter sales were $36,494,000, representing a 5.5% decrease as compared to the $38,635,000 in sales during the same period in 1994. Net income for the second quarter was $1,073,000 or $.21 per share, as compared to the $1,272,000 or $.25 per share earned in last year's second quarter.
     Sales for the 1995 first half were $72,082,000, being essentially flat to the $72,610,000 in sales for the same period last year. Net income was $2,264,000 or $.45 per share, representing an 8% decline from the $2,465,000 or $.49 per share earned in the same period in 1994.
     The Company attributes the decline in earnings primarily to higher R&D expenses, especially in Telecom wireless and hybrid fiber-coax cable telephony systems. This trend will probably continue until new orders improve and benefits of R&D in telecommunications start bearing fruit.
     Backlog at the end of the first half was approximately $123 million, as compared to $158 million at this time last year, and $137 million at the end of the 1995 first quarter. Backlog figures do not include probable production options.
     During the second quarter, Aydin formed an alliance with COMSAT Laboratories for the development and marketing of Enhanced TDMA based Wireless Local Loop products. This is in addition to a previous alliance formed in June of 1994 for the design, manufacturing, marketing, and installation of Second Generation Time Division Multiple Access (TDMA) Satellite Terminals.
An agreement has also been formed with Audiocodes Ltd. (an Israeli based company) who will provide a derivative of its low-bit rate MP-MLQTM vocoder and fax/data modem for Aydin's DigiCallTM TDMA wireless Local Loop base stations and subscriber units.

     Most recently, Aydin announced that Oppenheimer & Co. has been hired as a financial advisor to explore options available in maximizing shareholder value which shall include potential sale of the Company's business.

     Aydin is continuing to bid on basic industrial and military business as well as stress its telecommunication business which includes digital wireless telephony and digital telephony for video cable systems. The Company is also stressing its Systems Integration business.


                                                      /s/ Ayhan Hakimoglu
July 28, 1995                                         Chairman of the Board

                               (page 1)

                       AYDIN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($000 omitted except for per share amounts)


                        Three Months Ended         Six Months Ended
                       7/01/95      7/02/94     7/01/95      7/02/94
                                    RESTATED                 RESTATED
                          (Unaudited)                  (Unaudited)
NET SALES               $36,494     $38,635      $72,082      $72,610
COST AND EXPENSES
 Cost of sales           26,661      28,283       52,598       53,738
 Selling, general
   and administrative     6,221       7,068       12,745       12,668
 Research and development 1,772       1,389        3,221        2,461
 Interest expense, net      175         209           18          190
                        _______     _______      _______      _______
   Total                 34,829      36,949       68,582       69,057
                        _______     _______      _______      _______

INCOME BEFORE INCOMES TAXES
   AND MINORITY INTEREST  1,665       1,686        3,500        3,553
INCOME TAXES                581         414        1,217        1,088
                        _______     _______      _______      _______

INCOME BEFORE
  MINORITY INTEREST       1,084       1,272        2,283        2,465
LESS MINORITY INTEREST       11       - 0 -           19        - 0 -
                        _______     _______      _______      _______

NET INCOME              $ 1,073     $ 1,272      $ 2,264      $ 2,465
                        _______     _______      _______      _______
                        _______     _______      _______      _______

EARNINGS PER SHARE      $   .21     $   .25      $   .45      $   .49
                        _______     _______      _______      _______
                        _______     _______      _______      _______

                                (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       July 1, 1995     Dec. 31, 1994
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1995, $5,128; 1994, $18,220          $   5,728         $  20,961
Short-term investments                   11,914             6,980
Accounts receivable                      34,330            35,351
Unbilled revenue, after
 progress billings                       65,554            54,909
Inventories:
 Raw materials                            8,962             9,440
 Work-in-process                          7,914             7,419
 Finished product                         3,965             3,705
Prepaid expenses                          1,347             1,350
                                       ________          ________
   Total current assets                 139,714           140,115
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1995, $57,704; 1994, $56,103            25,256            25,486
OTHER ASSETS                                476               477
                                       ________          ________

    TOTAL ASSETS                       $165,446          $166,078
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1994 balance sheet has been derived from the audited financial statements contained in the 1994 Annual Report to Stockholders. The first half of 1994 reflects amounts which were previously restated as a result of originally not including the results of a foreign subsidiary. In periods prior to 1994, the results of this subsidiary were not significant. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate.
There are no changes in contingency disclosures. Pretax income for the second quarter and first six months of 1995 include foreign currency translation gains of $60,000 and $169,000, respectively, relating to the Turkish subsidiary.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            July 1, 1995     Dec. 31, 1994
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    342           $    402
 Short-term bank debt         5,486              6,486
 Accounts payable            27,354             27,055
 Accrued liabilities         10,648             10,600
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     2,209              4,169
 Accrued and deferred
  income taxes                9,246              9,617
                           ________            _______
Total current liabilities    55,285             58,329
LONG-TERM DEBT,
 less current maturities        886              1,549
DEFERRED INCOME TAXES         7,328              6,983
MINORITY INTEREST               122              - 0 -

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1995,
  5,026,460 shares;
  1994, 4,990,400 shares      5,026              4,990
 Additional paid-in capital   1,142                787
 Retained earnings           96,217             93,953
 Less Treasury Stock at
  cost: 1995, 3,997 shares;
  1994, none.                   (58)             - 0 -
 Foreign currency
  translation effects          (502)              (513)
                           ________            _______
    Stockholders' equity    101,825             99,217
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $165,446           $166,078
                           ________            _______
                           ________            _______

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                      Six Months Ended
                           July 1, 1995       July 2, 1994
                                              RESTATED
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $   2,264          $    2,465
Items not affecting cash:
 Depreciation and
   amortization                1,608               2,244
 Deferred income taxes           200                (100)
 Minority Interest                19                - 0 -
 Other                            12                  30
Changes in certain
  working capital items:
 Accounts receivable           1,021             (18,340)
 Unbilled revenue            (10,645)             15,914
 Advance payments and
  contract billings in
  excess of recognized
  revenue                     (1,960)                  9
 Inventories                    (277)             (1,240)
 Prepaid expenses                  3                (717)
 Accounts payable and
  accrued liabilities            347               1,164
 Accrued income taxes           (226)              3,732
                            ________           _________
   Cash Provided (Used) By
   Operating Activities       (7,634)              5,161
INVESTING ACTIVITIES
Net property, plant and
 equipment additions          (1,378)             (2,472)
Short-term investments        (4,934)              1,403
                            ________           _________
  Cash Provided (Used) By
     Investing Activities     (6,312)             (1,069)
FINANCING ACTIVITIES
Principal payments on
 long-term debt                 (723)               (202)
Net repayments of
 short-term borrowings        (1,000)             (6,500)
Purchase of Treasury Shares      (58)               - 0 -
Minority investment in
 consolidated subsidiary         103                (105)
Proceeds from exercise of
 stock options                   391                  81
                            ________           _________
           Cash (Used) By
     Financing Activities     (1,287)             (6,726)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                 (15,233)             (2,634)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         20,961              11,822
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  5,728           $   9,188
                            ________           _________
                            ________           _________

                                (page 5)

                 INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                          INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of July 1, 1995 and July 2, 1994, and the related condensed consolidated statements of income and cash flows for the three and six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 20, 1995 we expressed an unqualified opinion on those consolidated financial statements. In their opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Philadelphia, Pennsylvania                  /s/ Grant Thornton LLP
July 27, 1995

__________________________________________________________________________

      A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation.

                                 (page 6)