Form 10-Q
period 1995-09-30
AYDIN CORP
filed 1995-11-13
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.


                           November 13, 1995
                            (VIA EDGAR)


SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn: Filing Desk, Stop 1-4

RE:   Form 10-Q Third Quarter, 1995
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Third Quarter ending September 30, 1995.

                               Sincerely,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:sbk
Enclosures

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _______September 30, 1995____________
                                     OR

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

                   700 DRESHER ROAD, HORSHAM, PA 19044
______________________________________________________________________
(Address of principal executive offices)               (Zip Code)

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

YES ________X___________   NO ____________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock, $1.00 par value, outstanding as of November 10, 1995

                          5,122,075

                            AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1995 Third Quarter Report" to Stockholders. These condensed consolidated financial statements for the three and nine month periods ended September 30, 1995 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 6 of the "1995 Third Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended September 30, 1995 and October 1, 1994 were 5,152,238 and 4,990,762, respectively, and for the nine-month period then ended 5,094,763 and 4,997,963, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (9/30/95 versus 12/31//94)

Unbilled revenue (net of advance payments and contract billings in excess of recognized revenue) increased by $16.6 million because of revenue recognized in excess of billings rendered primarily on the TMRC-C3 contract with the Turkish Government. Primarily because of this, cash and short-term investments decreased by $12.0 million.

Of the total of $15.9 million of cash and short-term investments at 9/30/95, approximately $11.7 million represents interest bearing collateral required to be maintained against letters of credit for foreign contracts. During the second quarter, a $18.9 million bank line of credit was obtained of which $16.6 million has been used for letters of credit as of 9/30/95. This line of credit is secured by mortgages against the Company's real estate.

The Company at 9/30/95 had short-term bank borrowings outstanding of $6.3 million. The banks are requesting reductions of these short-term borrowings. The Company anticipates full payment of these bank loans in and a significant reduction in unbilled revenue during the balance of 1995 and early 1996 from internal cash flow on the TMRC-C3 contract. Net unbilled revenue and accounts receivable at 9/30/95 on the TMRC C3 contract amounted to $36.1 million and $10.4 million, respectively. Realization of these amounts has been delayed pending acceptance from the customer of the software component of the contract which is expected during the fourth quarter.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some short-term borrowings in the foreseeable future.


(2) Material Changes in Operations (Third Quarter and Nine-Months 1995 versus 1994)


Net sales decreased by 6.1% during the quarter as a result of a decrease in sales at the Argentine subsidiary from an unusually high level in 1994 and a decrease in TMRC C3 sales. Net sales for the nine-month period were essentially flat. Backlog at 9/30/95 was approximately $116 million compared to $148 million at 10/1/94 and $134 million at 12/31/94. The backlog has decreased because no major new orders have been booked over the past year to replace the TMRC-C3 backlog which is being worked off and amounted to $43 million at 9/30/95. The trend in lower sales and earnings will probably continue for a short while as a result of the significance of this contract until new orders improve and benefits of R&D in telecommunications start bearing fruit. The Company has recently signed several large memorandums of understanding and letters of intent approximating $370 million which will probably add to the backlog in the near term.

Cost of sales as a percentage of sales increased to 72.9% from 71.1% for the quarter as a result of a less favorable sales mix. Cost of sales as a percentage of sales remained essentially the same for the nine months.

Selling, general and administrative expenses decreased by $700 thousand for both the quarter and nine months primarily because of lower expenses at the Argentine subsidiary and a $435,000 reduction of the estimated liability for environmental clean-up costs.

Research and development costs increased by $574 thousand (48%) in the quarter and $1,334 thousand (36%) in the nine months because of expanded development efforts in telecommunication systems.

The income tax provision as a percentage of pre-tax income decreased to 28.9% from 39.6% for the quarter because of lower foreign and state income taxes.


PART II -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   The following is a list of Exhibits filed as part of this report:

        Exhibit 2 -      None
        Exhibit 3(i) -   Restated Certificate of Incorporation (filed as
                         Exhibit 3(i) to Registrant's Annual Report on Form
                         10-K for the year ended December 31, 1994 and
                         incorporated herein by reference).
        Exhibit 3(ii) -  By-Laws (filed as Exhibit 3(ii) to Registrant's
                         Annual Report on Form 10-K for the year ended
                         December 31, 1994 and incorporated herein by
                         reference).
        Exhibit 4 -      None
        Exhibit 10 -     None
        Exhibit 11 -     None
        Exhibit 15 -     Letter re unaudited interim financial information
        Exhibit 18 -     None
        Exhibit 19 -     "1995 THIRD QUARTER REPORT" to Stockholders
        Exhibit 22 -     None
        Exhibit 23 -     None
        Exhibit 24 -     None
        Exhibit 27 -     Financial Data Schedule (electronic filing only)
        Exhibit 99 -     None

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the Third Quarter 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AYDIN CORPORATION

DATE __November 13, 1995____          /s/ Herbert Welber
                                      Herbert Welber, Controller

DATE __November 13, 1995____          /s/ Robert A. Clancy
                                      Robert A. Clancy, Secretary
PAGE

                                                            EXHIBIT 15

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have made a review of the condensed financial statements of Aydin Corporation as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995, in accordance with standards established by the American
Institute of Certified Public Accountants, and issued our report thereon dated October 26, 1995. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended September 30, 1995 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284;
2-97645; 2-93603; 2-77623; and 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
November 6, 1995

                                                     Exhibit 19
Dear Stockholder:

   The third quarter 1995 sales of $32,932,000, were a 6% decrease compared to the $35,053,000 in sales in the same period last year. Net income for the three month period was $774,000 as compared to $1,304,000 earned in last year's third quarter. Earnings per share were $.15, versus $.26 in the 1994 third quarter.
   Sales for the first nine months were $105,014,000, representing a slight decrease from last year's nine month sales of $107,663,000. Net income earned through the third quarter of 1995 was $3,038,000, as compared to $3,769,000, for the same period in 1994. Earnings for the first nine months of 1995 were $.60 per share versus $.75 reported during the same period last year.
   Backlog at the end of the third quarter was approximately $116 million, versus $148 million at this time last year, and $123 million at the end of the 1995 second quarter. The backlog numbers do not include probable production options.
   After the close of the quarter, Aydin received an award from a company organized in the People's Republic of China for a flight test system for civilian aviation. This order is valued at $20 million, and the system is to be delivered in approximately two years. This order is subject to Aydin's receipt of an appropriate U.S. export license as well as an import permit from the Chinese Government.
   Due to the many opportunities currently being pursued, management remains optimistic that this downward trend will subside soon. For example, during the third quarter, a Memorandum of Agreement was signed to provide wireless communication devices for a far eastern country, pending approval of the prototype. This contract would provide one million units over several years amounting to approximately $150 million.
   Aydin Telecom has signed a "Letter of Intent" with a major city in the Ukraine and its Public Telephone Network to provide system engineering design, equipment and technical support necessary to expand telephone exchanges of the city and its vicinity and replace antiquated analog transmission facilities with modern digital equipment as well as add new wired and fixed wireless lines and replace existing analog lines. This contract has potential of being $200 million over the next six years. Financing alternatives are currently being investigated; depending on the financing, the initial contract could be much smaller.
   The Turkish Government has renewed its interest in the Turkish Armed Forces Integrated Communications System (known as the TAFICS program). Aydin is in the process of working on its proposal to be submitted to the Turkish Government in the middle of next month. This contract is valued at about $300 million. Another Turkish proposal Aydin will participate in is a Frequency Management System valued at about $80 million.

                               (page 1)

   All of the above are in addition to many proposals to U.S. Government and foreign customers, each under $20 million.
   TMRC systems software testing is in the final phase. Successful completion of this testing will result in a substantial cash flow to Aydin Corporation.
   Oppenheimer & Co. and Aydin Management have been meeting with parties who have expressed interest in a possible merger or acquisition. Oppenheimer & Co. will continue the process of exploring ways to maximize shareholder value.

                                                      /s/ Ayhan Hakimoglu
October 30, 1995                                         Chairman of the Board


                       AYDIN CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ($000 omitted except for per share amounts)


                       3 Months Ended        9 Months Ended
                     9/30/95    10/1/94    9/30/95     10/1/94
                                Restated                Restated
                        (Unaudited)               (Unaudited)
NET SALES          $  32,932   $  35,053  $ 105,014   $ 107,663
COST AND EXPENSES
 Cost of sales        24,014      24,931     76,612      78,669
 Selling, general and
  administrative       5,954       6,671     18,699      19,339
 Research and
  development          1,777       1,203      4,998       3,664
 Interest expense,
  net                    110          90        128         280
                     ________   _________  ________    _________
   Total              31,855      32,895    100,437     101,952
                     ________   _________  ________    _________

INCOME BEFORE
INCOME TAXES AND
MINORITY INTEREST      1,077       2,158      4,577       5,711

INCOME TAXES             311         854      1,528       1,942
                     ________   _________  ________    _________
INCOME BEFORE
MINORITY INTEREST        766       1,304      3,049       3,769

LESS MINORITY INTEREST   (8)         -0-         11         -0-
                     ________   _________  ________    _________
NET INCOME           $   774   $   1,304  $   3,038    $  3,769
                     ________   _________ _________    _________
                     ________   _________ _________    _________
EARNINGS PER SHARE   $   .15   $     .26  $     .60    $    .75
                     ________   _________ _________    _________
                     ________   _________ _________    _________

                                (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       Sept. 30, 1995   Dec. 31, 1994
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1995, $9,989; 1994, $18,220          $  10,328         $  20,961
Short-term investments                    5,590             6,980
Accounts receivable                      31,429            35,351
Unbilled revenue, after
 progress billings                       70,522            54,909
Inventories:
 Raw materials                            9,630             9,440
 Work-in-process                          8,348             7,419
 Finished product                         3,798             3,705
Prepaid expenses                          1,644             1,350
                                       ________          ________
   Total current assets                 141,289           140,115
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1995, $58,393; 1994, $56,103            25,364            25,486
OTHER ASSETS                                476               477
                                       ________          ________

    TOTAL ASSETS                       $167,129          $166,078
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1994 balance sheet has been derived from the audited financial statements contained in the 1994 Annual Report to Stockholders. The first nine months of 1994 reflects amounts which were previously restated as a result of originally not including the results of a foreign subsidiary. In periods prior to 1994, the results of this subsidiary were not significant. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Disclosures are updated where appropriate. There are no changes in Note J of the 1994 Annual Report on contingency disclosures except that settlement has been reached on previously disallowed research and development tax credits with no material impact on results of operations. Pretax income for the third quarter and first nine months of 1995 include foreign currency translation gains of $154,000 and $323,000, respectively, relating to the Turkish subsidiary. The third quarter 1995 also includes pretax income of $435,000 from the reduction of the estimated liability for environmental clean-up costs.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            Sept. 30, 1995   Dec. 31, 1994
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    342           $    402
 Short-term bank debt         6,286              6,486
 Accounts payable            27,823             27,055
 Accrued liabilities          8,717             10,600
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     3,167              4,169
 Accrued and deferred
  income taxes               10,748              9,617
                           ________            _______
Total current liabilities    57,083             58,329
LONG-TERM DEBT,
 less current maturities        801              1,549
DEFERRED INCOME TAXES         6,003              6,983
MINORITY INTEREST               114              - 0 -

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1995,
  5,078,290 shares;
  1994, 4,990,400 shares      5,078              4,990
 Additional paid-in capital   1,701                787
 Retained earnings           96,991             93,953
 Less Treasury Stock at
  cost: 1995, 5,128 shares;
  1994, none.                   (78)             - 0 -
 Foreign currency
  translation effects          (564)              (513)
                           ________            _______
    Stockholders' equity    103,128             99,217
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $167,129           $166,078
                           ________            _______
                           ________            _______

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                         Nine Months Ended
                                 Sept. 30, 1995       Oct. 1, 1994
                                                       Restated
                                  (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net Income                       $    3,038          $    3,769
Items not affecting cash:
 Depreciation and amortization        2,325               3,132
 Deferred income taxes                  300                 (19)
 Minority Interest                       11                 -0-
 Other                                  (50)                180
Changes in certain working
capital items:
 Accounts receivable                  3,922              (2,993)
 Unbilled revenue                   (15,613)             11,839
 Advance payments and contract
  billings in excess of
  recognized revenue                 (1,022)                779
 Inventories                         (1,212)             (2,572)
 Prepaid expenses                      (294)               (434)
 Accounts payable and accrued
   liabilities                       (1,115)              1,395
 Accrued income taxes                  (149)              3,740
                                 __________          ___________
        CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES      (9,839)             18,816

INVESTING ACTIVITIES
Net property, plant and
   equipment additions               (2,203)             (3,134)
Short-term investments                1,390               4,630
                                 __________          ___________
        CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES        (813)              1,496

FINANCING ACTIVITIES
Principal payments on
  long-term debt                       (808)               (303)
Net repayments of
  short-term borrowings                (200)            (13,719)
Purchase of treasury shares             (78)                -0-
Minority investment in
  consolidated subsidiary               103                (105)
Proceeds from exercise of
  stock options                       1,002                  81
                                 __________          ___________
        CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES          19             (14,046)
                                 __________          ___________
DECREASE IN CASH
 AND CASH EQUIVALENTS               (10,663)              6,266
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                20,961              11,822
                                 __________          ___________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $    10,328          $   18,088
                                 __________          ___________
                                 __________          ___________

                                (page 5)

                 INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                          INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of September 30, 1995 and October 1, 1994, and the related condensed consolidated statements of income and cash flows for the three and nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
October 26, 1995

__________________________________________________________________________

      A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation.

                                 (page 6)