Form 10-K
period 1995-12-31
AYDIN CORP
filed 1996-04-01
CIK 8919

AYDIN CORPORATION

   Telephone                                   700 Dresher Road
(215) 657-7510                                   P.O. Box 349
    FAX                                        Horsham, PA 19044
(215) 657-3830                                      U.S.A.
   Telex
685 1211 AYDIN UW
                           April 1, 1996
                              (VIA EDGAR)


SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, DC 20549

   Re:    Form 10-K
          File No. 1-7203

Gentlemen:

   We enclose for filing Aydin Corporation's Annual Report on
Form 10-K for the year ended December 31, 1995. The filing fee of $250.00 was paid by Fedwire on March 22, 1996.

   The financial statements in the Annual Report on Form 10-K do not reflect any changes in accounting principles or practices or in the method of applying any such principles or practices as compared with the financial statements which appear in the Annual Report for 1994.


                                       Sincerely,

                                       /s/ Robert A. Clancy

                                       Robert A. Clancy
                                       Secretary and
                                       Corporate Counsel

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K
(Mark One)
_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended __December 31, 1995__.
                                    OR
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to ______________.

Commission file number ____1-7203____.

                            AYDIN CORPORATION
         _______________________________________________________
          (Exact name of registrant as specified in its charter)

          Delaware                                23-1686808

____________________________________  ___________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification No.)

       700 DRESHER ROAD
     HORSHAM, PENNSYLVANIA                           19044
_____________________________________  __________________________
(Address of principal executive offices)          (Zip Code)

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

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
                            _________________
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of 4,497,482 shares of Common Stock held by non-affiliates, computed using the closing price as of March 19, 1996, was $67,462,230.

Number of shares of Common Stock outstanding as of March 19, 1996
- - 5,123,125.


                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference:

  - 1995 Annual Report to Stockholders of Aydin Corporation
    (hereinafter, "Annual Report") - Parts I and II
  - Proxy Statement of Aydin Corporation, dated March 28,
    1996 (hereinafter, "Proxy Statement") - Parts II and III

                            INDEX TO FORM 10-K

- ---------------------------------------------------------------

This index lists the requirements of Form 10-K and the page number in this Form 10-K (or in the Annual Report or the Proxy
Statement) where each item can be found.

PART I

Item 1  Business . . . . . . . . . . . . 10-K, pp. 2-6
Item 2  Properties . . . . . . . . . . . 10-K, p. 6
Item 3  Legal Proceedings  . . . . . . . 10-K, p. 6
Item 4  Submission of Matters to a Vote
        of Security Holders  . . . . . . 10-K, p. 6
        Executive Officers of the
        Registrant   . . . . . . . . . . 10-K, pp. 6-7

PART II

Item 5  Market for the Registrant's
        Common Equity and Related
        Stockholder Matters  . . . . . . Annual Report, p. 24
Item 6  Selected Financial Data  . . . . Annual Report, p. 23
Item 7  Management's Discussion and
        Analysis of Financial Condition
        and Results of Operation . . . . Annual Report, p. 22
Item 8  Financial Statements and
        Supplementary Data . . . . . . . Annual Report,
                                         pp. 14-21, 23
Item 9  Changes In and Disagreements
        With Accountants on Accounting
        and Financial Disclosure . . . . Proxy Statement, p. 10

PART III

Item 10 Directors and Executive Officers
        of the Registrant  . . . . . . . Proxy Statement,
                                         pp. 3-4, 8-9
                                         10-K, pp. 6-7
Item 11 Executive Compensation . . . . . Proxy Statement,
                                         pp. 5-6, 7
Item 12 Security Ownership of Certain
        Beneficial Owners and
        Management . . . . . . . . . . . Proxy Statement,      p. 2-3
Item 13 Certain Relationships and
        Related Transactions . . . . . . 10-K, p. 9

PART IV

Item 14 Exhibits, Financial Statement
        Schedules and Reports on
        Form 8-K . . . . . . . . . . . . 10-K, pp. 9-10
                                         Exhibits

                                 (page 1)

PART I

ITEM 1.  BUSINESS
_________________
(a) General Development of Business
 Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

 The Company consists domestically of four major operating and two smaller support divisions, and three foreign operating subsidiaries. The divisions and subsidiaries are profit centers each with engineering, manufacturing, marketing and accounting functions.

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

(c) Narrative Description of Business
 The following table sets forth the percentage of the Company's total revenue contributed by each of its classes of products
 (among which overlapping does occur) for each of the last three years:

                                       1995    1994      1993
                                         ____    ____      ____
(1)   Telecommunications               25 %    30 %      27 %
(2)   Airborne & Ground Data
      Acquisition and Avionics         34      29        22
(3)   Computer Equipment and Software  23      22        22
(4)   Radars, Radar Simulation,
      Integration and Modernization     6       5         8
(5)   Command, Control and
      Communications Systems           12      14        21
                                         ____    ____      ____
      Totals                           100 %   100 %     100 %
                                         ____    ____      ____
                                         ____    ____      ____

 As stated above, the Company operates predominantly in the electronics manufacturing industry, and all information set forth below is with respect to the Company's business as a whole. The Company designs, manufactures, and sells five classes of products as set forth above and as described below:

 (1)  Telecommunications
      Aydin engineers, manufactures and sells microwave digital and analog transmission equipment and systems for commercial and military applications which include wireless and hybrid fiber coax telephony communications equipment, cellular range extender, line-of-site (LOS) microwave radios, satellite earth stations, time division multiple access (TDMA) terminals and high power transmitters, portable communications terminals, troposcatter networks and wired network access products. Aydin also installs turnkey telecom systems.

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

 (3)  Computer Equipment and Software
      Aydin sells a line of commercial, high-resolution cathode ray tube (CRT) monitors ranging in size from 10 inches to 29 inches. Workstations are also offered, mostly for the process control industry. Aydin also offers ruggedized and TEMPEST-qualified versions of the same for military applications. Software is written by Aydin for commercial and military purposes for specific applications such as radar simulation, modernization and integration; command, control and communications; and air traffic control systems.

                                 (page 2)

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

The Company maintains standard product lines and systems sold by catalogue, although it generally does not maintain an inventory of finished goods. A significant portion of current sales is attributable to such standard products, modifications thereof, and turnkey communications systems using these products. Another portion of sales is attributable to special, made-to-order equipment based upon a customer's specific requirements.

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

A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is as follows:

                                                      1995           1994           1993
                                                      ____           ____           ____
U.S. Government Agencies (direct and indirect),
 principally Department of Defense (1)                $ 44,309,000   $ 42,015,000   $ 38,600,000
Export and foreign sales including equipment sold
 to other U.S. companies for export (1) (2) (3)         58,059,000     75,166,000     78,532,000
U.S. commercial and industrial business                 38,239,000     25,260,000     24,343,000
                                                      ____________   ____________   ____________
TOTAL NET SALES                                       $140,607,000   $142,441,000   $141,475,000
                                                      ____________   ____________   ____________
                                                      ____________   ____________   ____________

(1) The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $16,549,000 in 1995, $24,888,000 in 1994, and $45,134,000 in 1993. Sales to
    CTI (Argentina) amounted to $15,739,000 in 1994.
(2) Includes foreign sales of $28,943,000 for 1995, $37,167,000 for 1994, and $22,958,000 for 1993.
(3) A breakdown of total export and foreign sales by geographic area follows in section (d) below.

Raw materials for the Company's business consist of manufactured components and parts. The Company's raw materials are presently available in adequate supply on the open market.

The Company holds no material patents, trademarks, licenses, franchises or concessions.

                                 (page 3)

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

The backlog of unfilled orders at December 31, 1995 was $106 million as compared to $134 million at December 31, 1994.
Approximately 35% of the 1995 backlog is not reasonably expected to be filled within the current year.

The backlog includes approximately $41 million for a command, control and communications project for the Government of Turkey for which most of the work is to be done over the next year. This contract was signed in June, 1990 and became effective in October, 1990.

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

Estimated amounts spent during 1995, 1994, and 1993 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                    1995       1994        1993
                                    ____       ____        ____
Company-sponsored research
and development on direct
cost basis                       $6,603,000 $5,159,000 $4,782,000

Customer-sponsored research
and development activities       $2,873,000 $4,859,000 $4,125,000

The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California. The cost to date for the cleanup of the California site over the past eleven years has been approximately $7.4 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost remaining. A court has granted a declaratory judgement requiring the fourth carrier to pay all cleanup costs in excess of the $6.7 million already received. This judgement is being appealed by the fourth carrier. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.

The Company employs approximately 1400 persons, with operations concentrated principally in the Philadelphia and San Jose areas.
Employer-employee relations are considered to be satisfactory.

                                 (page 4)

(d) Financial Information About Foreign and Domestic Operations and Export Sales
The Company had no significant foreign operations prior to 1991 although a $210 million contract from the Government of Turkey became effective in October, 1990 with approximately 35% of this contract being performed by the Company's Turkish subsidiary. Foreign assets included in the consolidated balance sheet amounted to $25.6 million, $25.2 million, and $22.9 million at December 31, 1995, 1994, and 1993, respectively. Of these amounts, $.4 million, $6.7 million, and $10.0 million at December 31, 1995, 1994, and 1993, respectively, are cash and short term investments of the Company's Turkish subsidiary consisting mainly of U.S. dollar denominated interest-bearing time deposits. Foreign sales and pretax income for 1995 amounted to $28.9 million and $5.4 million, respectively. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1995, 1994, and 1993 by geographic area are set forth below:

                      1995           1994          1993
                      ____           ____          ____
Asia                $ 6,224,000    $ 6,788,000   $ 8,688,000
Africa                4,003,000      2,553,000     2,301,000
Europe               35,360,000     41,465,000    59,426,000
North America         1,605,000      1,852,000       528,000
South America        10,604,000     22,125,000     6,745,000
Other                   263,000        383,000       844,000
                    ___________    ___________   ___________
Total export and
foreign sales       $58,059,000    $75,166,000   $78,532,000
                    ___________    ___________   ___________
                    ___________    ___________   ___________

On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 41% of total sales in 1995, 53% in 1994, and 56% in 1993. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products. The Company and its foreign subsidiaries may be adversely affected by certain risks generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.


ITEM 2.  PROPERTIES
___________________
The Company's total plant capacity is approximately 700,000 square feet of administrative and production facilities, 540,000 of which it owns and the balance of which it leases. Two owned properties totalling 110,000 square feet are subject to mortgages and seven owned properties totalling 430,000 square feet are unencumbered. All major leased properties are held under leases expiring between 1998 and 1999, most with renewal options. The principal owned properties are two administrative/production facilities in Fort Washington, Pennsylvania, and five more in the Greater Philadelphia area, and one in the San Jose area. In addition, the Company maintains its corporate headquarters in Horsham, Pennsylvania, and numerous sales offices within and outside the U.S. The administrative and production facilities occupied by the Company are well maintained and suitable for its operations, and include plant area, warehouse space, and management, engineering and clerical offices. The plants of each of the manufacturing operations generally contain machine shops, assembly areas, testing facilities and packing and shipping departments in addition to the engineering and laboratory areas.


ITEM 3.  LEGAL PROCEEDINGS
__________________________
On June 16, 1995, the Company filed a claim with Loral Defense
Systems-Eagan (formerly Unisys Corporation), a subcontractor to the Company on the TMRC program with the Government of Turkey, in the sum of $19.04 million

                                 (page 5)
for losses sustained as a result of Loral's breach of the subcontract. On June 30, 1995, Loral filed a Demand For Arbitration with the American Arbitration Association claiming damages of $12.4 million for breach of contract by the Company. On July 12, 1995, the Company filed a revised claim of $32.8 million against Loral. Both arbitration claims are on hold pursuant to an interim settlement agreement between the parties. The Company believes that it has meritorious defenses and counterclaims and expects the outcome to have no material adverse impact on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________
There were no matters submitted to a vote of security holders during the Fourth Quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________
The names, ages, year first elected as officer or appointed as general manager, positions and recent prior experience of all current executive officers of the Company as of March 19, 1996, are as follows:

    AYHAN HAKIMOGLU, CHAIRMAN AND C.E.O. (1)
    68.  First elected 1967.  Chairman of the Board of
    Directors; President of the Company through February 1992 and from March 1994 through December 1994.

    DONALD S. TAYLOR, PRESIDENT
    52. 1995. President of the Company and President Aydin Corporation (East) Division (systems integration, manufactures military display processors, color display terminals, workstations) since January 1995. From 1970 through 1994 held various positions with Computer Sciences Corporation, the last 13 years as Vice President of its Integrated Systems Division.

    JOHN F. VANDERSLICE, EXECUTIVE VICE PRESIDENT
    54.  1983.  Senior Vice President of the Company.
    President of the Vector Division (manufactures airborne data communications products) since November 1982.
    Previously, he was Manager of Engineering (1969-1972),
    Operations Manager (1972-1973), and Vice President of
    Operations (1973-1982) of the Vector Division.

    DEMIRHAN HAKIMOGLU, VICE PRESIDENT (2)
    56. 1992. Vice President of the Company. Chairman of the Board and CEO of the Company's foreign subsidiary, Aydin Yazilim A.S. (software design, manufactures digital microwave radios, telcom equipment and systems), since July 1990. Prior to that, served in various engineering and management positions with various divisions of the Company since 1968 (except for a two year period, 1978-1980).

    MATS J. OFVERBERG, VICE PRESIDENT (3)
    55. 1990. Vice President of the Company and President of Aydin Corporation (West) Division (manufactures digital and analog microwave radios, satellite earth station equipment) from December 1990 to November 1993 and from March 14, 1994. Prior to his election as an officer, he served as Vice President of Engineering of the Company's Radar & EW Division and Executive Vice President of the Company's Aydin(West) group of divisions since February 1987.

    THOMAS M. LOCASALE, VICE PRESIDENT
    57. 1994. Vice President of the Company and President of Aydin Telecom Division (manufactures digital wireless telephony equipment and systems) since October 1994. From September 1988 to October 1994, he was Executive Vice President of Aydin's Computer and Monitor Division (manufactures communication and air defense systems). Prior to the merger of the Computer and Monitor divisions in 1988, he was Executive Vice President of Monitor Systems Division (manufacturer of telemetry, data acquisition, network and satellite communication products) from May 1965.

    HERBERT WELBER, CONTROLLER AND ASSISTANT TREASURER
    60.  1986.  Controller and Assistant Treasurer of the
    Company since August 1986. Previously, he was Controller and Vice President of Controls Division (manufactures display terminals) since August 1981.

Each of the above officers was elected at the Annual Meeting of the Board of Directors on April 28, 1995. Officers are elected each year after the Annual Meeting of Stockholders. Each serves subject to the discretion of the Board

                                 (page 6)
of Directors until his successor shall be elected and qualified or until his death, disqualification, resignation or removal in the manner provided in the Company's By-Laws. There are no family relationships among any executive officers of Aydin, except for Ayhan Hakimoglu and Demirhan Hakimoglu who are brothers.

___________________

(1) From July 1971 to May 1972 did not serve as an officer of the Company, although he remained as a director.
(2) First elected Vice President in February 1991, and resigned that position in July 1991. Re-elected Vice President in
     February 1992.
(3) Retired November 3, 1993, and accepted re-employment effective March 14, 1994.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
_________________________________________________________________
Incorporated by reference is the information under the heading, "Common Stock Prices" and "Stockholder and Dividend Information" on page 24 of the Annual Report. The Company has no present plans to pay any cash dividends. Future cash dividends, if any, will depend on business conditions. There are no restrictions that prevent the Company from paying future cash dividends, except that the Company's Board of Directors had determined in December 1992 that no cash dividend will be declared or paid for the foreseeable future, and except for maintaining compliance with certain covenants of a Credit Agreement for the funding of a standby Letter of Credit, as described more fully in Note D to the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA
________________________________
Incorporated by reference is the information under the heading, "Selected Financial Data" on page 23 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
__________________________________________________________
Incorporated by reference is the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________
Incorporated by reference are the Consolidated Financial Statements of Aydin Corporation and the related Notes to Consolidated Financial Statements, and Report of Independent Auditors on pages 14 to 21, inclusive, and the data under the heading, "Quarterly Financial Data" on page 23, of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_________________________________________________________
Incorporated by reference is the information under the heading, "Independent Auditors" on page 10 of the Proxy Statement.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________
Incorporated by reference is the information under the heading, "Election of Directors" on pages 3-4 of the Proxy Statement, the information under the heading, "Compliance With Section 16(a) of the Exchange Act" on pages 8 and 9 of the Proxy Statement, and the information under the heading, "Executive Officers of the Registrant" on pages 6 and 7, Part I of this 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
________________________________
Incorporated by reference is the information under the heading, "Compensation of Executive Officers", "Option Grants in Last Fiscal, "Aggregated Option Exercises and Fiscal Year-End Option Values", "Employment Contracts and Termination of Employment Arrangements", and "Compensation Committee Interlocks and Insider Participation" on pages 5-6 and 7 of the Proxy Statement.

                                 (page 7)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
_____________________________________________________________
Incorporated by reference is the information under the headings, "Beneficial Ownership of Common Stock" and "Beneficial Ownership by Management" on pages 2 and 3 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________
None.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
_________________________________________________________________
The Company files as part of this report the following documents:

(a) 1. Financial Statements
       ____________________
   The following is a list of the Consolidated Financial
   Statements of Aydin Corporation and Subsidiaries which have been incorporated by reference from the Annual Report as set forth in Item 8 - "Financial Statements and Supplementary
   Data":

   Consolidated Balance Sheets, as of December 31, 1995
     and 1994.
   Consolidated Statements of Operations for the years ended
      December 31, 1995, 1994 and 1993.
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993.
   Notes to Consolidated Financial Statements.
   Report of Independent Auditors.

 2. Schedules
     _________
   The following is a list of the Schedules of Aydin Corporation and Subsidiaries filed as part of this report:

   Schedule II - Valuation and Qualifying Accounts

   Report of Independent Auditors

   All other schedules not listed above are omitted because they are inapplicable or are not required.

 3. Exhibits
         _________
   The following is a list of Exhibits filed as part of this report:

          3(i) Restated Certificate of Incorporation (filed as Exhibit No. 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          3(ii) By-Laws (filed as Exhibit No. 3(ii) to Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.1 Restricted Stock Agreement (filed as Exhibit No. 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.2 Form of Individual Non-Qualified Stock Option (filed as Exhibit No. 10.2 to Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.3 The 1981 Incentive Stock Option Plan (filed as Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.4 The 1983 Incentive Stock Option Plan (filed as Exhibit No. 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.5 The 1984 Non-Qualified Stock Option Plan (filed as Exhibit No. 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

                                    (page 8)

          10.6 The 1994 Incentive Stock Option Plan (filed as Exhibit No. 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          13    Annual Report to Security Holders

          21    Subsidiaries of Registrant

          23.1  Consent of Independent Auditors, Grant Thornton LLP

          23.2  Consent of Independent Auditors, KPMG Peat Marwick LLP

          27         Financial Data Schedule (electronic filing only)

          99.1  Independent Auditors' Report, Grant Thornton LLP

          99.2  Independent Auditors' Report, KPMG Peat Marwick LLP

          All other exhibits not listed above are omitted because they are inapplicable.

(b)   Reports on Form 8-K
      ___________________
      No reports on Form 8-K were filed during the Fourth Quarter of 1995.


AYDIN CORPORATION
SCHEDU            LE II - VALUATION AND QUALIFYING ACCOUNTS
FOR TH                   E YEARS 1995, 1994, AND 1993

      COLUMN A                             COLUMN B             COLUMN C           COLUMN D       COLUMN E
DESCRIPTION                               Balance at            ADDITIONS          Deductions -   Balance at
                                          Beginning     Charged to  Charged to     Describe       End of Period
                                          of Period     Costs and   Other Accounts
                                                        Expenses    - Describe
Year 1995
_________
  Deducted from asset accounts:
    Allowance for doubtful accounts      $  323,000   $   19,000                   $   53,000 (1) $  289,000
    Raw materials inventory reserve       2,450,000    1,120,000                    2,314,000 (2)  1,256,000
                                         __________   __________                   __________     __________
                   Totals                $2,773,000   $1,139,000                             $2,367,000     $1,545,000

Year 1994
_________
  Deducted from asset accounts:
    Allowance for doubtful accounts      $  331,000   $   43,000                   $   51,000 (1) $  323,000
    Raw materials inventory reserve       2,029,000    1,240,000                      819,000 (2)  2,450,000
                                         __________   __________                   __________     __________
                   Totals                $2,360,000   $1,283,000                   $  870,000     $2,773,000

Year 1993
_________
  Deducted from asset accounts:
    Allowance for doubtful accounts      $  118,000   $  289,000                   $   76,000 (1) $  331,000
    Raw materials inventory reserve       1,821,000    1,899,000                    1,691,000 (2)  2,029,000
                                         __________   __________                   __________     __________
                   Totals                $1,939,000   $2,188,000                   $1,767,000        $2,360,000

(1) Uncollectible accounts written off, net of recoveries.
(2) Obsolete inventory written off.

                                    (page 9)

                                  SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aydin Corporation


Dated:    March 28, 1996                By:  /s/ Robert A. Clancy
                                             Robert A. Clancy
                                                 Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Ayhan Hakimoglu             Dated:       March 28, 1996
     Ayhan Hakimoglu
     Chief Executive Officer and
     Chairman of the Board of Directors

By: /s/ Donald S. Taylor            Dated:       March 28, 1996
     Donald S. Taylor
     President and Director

By: /s/ John F. Vanderslice         Dated:       March 28, 1996
     John F. Vanderslice
     Vice President and Director

By: /s/ Herbert Welber              Dated:       March 28, 1996
     Herbert Welber
     Controller and Assistant Treasurer
     Principal Accounting Officer

By: /s/ Jay L. Landis               Dated:       March 28, 1996
     Jay L. Landis
     Treasurer
     Principal Financial Officer

By: /s/ I. Gary Bard                Dated:       March 28, 1996
     I. Gary Bard
     Director

By: /s/ Nev A. Gokcen               Dated:       March 28, 1996
     Nev A. Gokcen
     Director

By: /s/ Harry D. Train, II          Dated:       March 28, 1996
     Harry D. Train, II
     Director

                                   (page 10)

                                 EXHIBIT INDEX
                                 _____________
Exhibit    Description
No.        of Exhibit
_______    ____________
3(i)       Restated Certificate of Incorporation (filed as Exhibit
           No. 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3(ii) By-Laws (filed as Exhibit No. 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.1 Restricted Stock Agreement (filed as Exhibit No. 10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.2 Form of Individual Non-Qualified Stock Option (filed as Exhibit No. 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.3 The 1981 Incentive Stock Option Plan (filed as Exhibit No. 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4 The 1983 Incentive Stock Option Plan (filed as Exhibit No. 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.5       The 1984 Non-Qualified Stock Option Plan (filed as Exhibit No.
           10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.6 The 1994 Incentive Stock Option Plan (filed as Exhibit No. 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

13         Annual Report to Security Holders

21         Subsidiaries of Registrant

23.1       Consent of Independent Auditors, Grant Thornton LLP

23.2       Consent of Independent Auditors, KPMG Peat Marwick LLP

27         Financial Data Schedule (electronic filing only)

99.1       Independent Auditors' Report, Grant Thornton LLP

99.2       Independent Auditors' Report, KPMG Peat Marwick LLP

                                                     Exhibit 13
LETTER TO THE STOCKHOLDERS

Dear Stockholder:
 The total sales for 1995 were $140,607,000, versus sales of $142,441,000 in 1994. In 1995, the Company had a net income of $3,930,000 or $.77 per share, as compared to a net income of $5,047,000 or $1.01 per share in 1994.
  Aydin's backlog at the end of 1995 was approximately $106 million, as compared to $134 million at this time last year; however, there is an additional $150 million of backlog which is subject to prototype approval and the receipt of production quantity releases which are expected to be received over several years. The Company has additional production options not included in the above figures.
  During 1995, several divisions were combined forming Aydin Corporation (East), and new president, Dr. Donald Taylor, focused on expanding Aydin's current military Systems Integration (SI) business into the non-military and commercial/industrial marketplace. Corporate Sales and Marketing was reorganized and assigned to Dr. Donald Taylor. This was all done to strengthen the Company and enable it to be more competitive in the procurement of programs.
  Although 1995 was a challenging year for Aydin, the Company remains optimistic for new business opportunities in 1996. The Company is continuing to bid on large multi-year and small military and industrial programs, including several foreign projects.
  The Company growth strategy is to continue focusing on its basic industrial, military, system integration and telecommunication business.
  The Aydin Telecom Division was formed in 1994 to develop, market and sell digital wireless telephony equipment & systems, digital telephony networks for video cable systems with a DigiCall trademark, network access equipment, satellite modems, satellite TDMA next generation equipment, transcoders and certain types of multiplexers.
  In the telecommunications field, Aydin (West) is continuing as a separate Division to market and sell microwave digital radios, cell extender for cellular systems, high power amplifiers and other satellite earth station equipment, troposcatter equipment and turnkey telecom systems.
  Aydin plans to be a major factor in digital wireless telephony and cable video systems telephony products and network access equipment. As a result of the new law, the Company expects long-distance carriers as well as cable TV companies to enter into competition with the Baby Bells in local telephony business. Similarly, local telephone companies will enter into long-distance telephony.
  Digital wireless systems are competitive in providing telephony networks for developing countries such as Russia, China, and others who wish to expand their telephone networks.
  Aydin expects that there will be a large market in telecom equipment business of the type Aydin Telecom and Aydin (West) will sell in the USA and worldwide.
  Aydin continues spending significant amounts for the development of a new series of microwave digital LOS radios and DigiCallT equipment defined above.
  Work and system software testing is in the final stages of the Command, Control, and Communication program (Turkish Mobile Radar Complexes), and is being done at Aydin's Turkish subsidiary.
This program, valued at approximately $210 million, was awarded to Aydin by the Turkish Government in late 1990. Aydin expects significant cash collections from this program starting in the first quarter of 1996.

Ayhan Hakimoglu
Chairman of the Board

February 23, 1996

     [PHOTO]
Mr. Ayhan Hakimoglu

     [PHOTO]
Dr. Donald S. Taylor
                                 (page 1)

THE COMPANY

CAPABILITIES. Aydin's major business areas are described below:
Telecommunications-Aydin offers microwave digital and analog transmission equipment and systems for commercial and military applications which include wireless and hybrid fiber coax telephony communications equipment, cellular range extender, line-of-sight (LOS) microwave radios, satellite earth stations, TDMA terminals and high power transmitters, portable communications terminals, troposcatter networks and wired network access products. Aydin also installs turnkey telecom systems. Airborne and Ground Data Acquisition and Avionics-Aydin provides airborne equipment and systems to gather critical information and to process, format and transmit to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. Aydin's terminals receive this data on the ground and analyze it further for display to track and control. Computer Equipment and Software-Aydin sells a line of commercial, high-resolution CRT monitors ranging in size from 10 inches to 29 inches. Workstations are also offered, mostly for the process control industry. Aydin also offers ruggedized and TEMPEST-qualified versions of the same for military applications. Software is written by Aydin for commercial and military purposes for specific applications such as radar simulation, modernization and integration; command, control and communications; and air traffic control systems. Air and Other Traffic Control-Aydin offers radar approach control systems including appropriate radars. Aydin also manufactures VHF and UHF radios for ground-to-air communication. Radars, Radar Simulation, Integration and Modernization-Aydin has developed a modern 3-dimensional tactical air defense radar and is continuing work on several projects in radar simulation, radar integration and automation of manual radars. Modernization of previously designed radars is also done by Aydin. Command, Control and Communications-Aydin provides turnkey command, control and communications (C3) systems with or without radars for defense systems, both fixed and mobile. Systems Integration-Some of the capabilities described above consist of system integration. Aydin has expanded its system integration business into industrial/commercial systems as well as continuing with military systems.

ORGANIZATION AND MANUFACTURING PLANTS Four major divisions, two smaller support divisions and three operational subsidiaries, form Aydin's organization. The divisions and subsidiaries are profit centers, maintaining individual engineering, manufacturing, marketing and accounting functions.
  The manufacturing plants, concentrated outside of Philadelphia, Pennsylvania, and in San Jose, California, have approximately 575,000 square feet of space. The Company's foreign subsidiaries, with total plant space of an additional 110,000 square feet, are situated in Ankara, Turkey; Buenos Aires, Argentina; and Hertfordshire, England. An office is open in Belgium as well to support the NATO RIS Programs.
  The complementary nature of Aydin's divisions and product lines enables the divisions to work together to develop and market complete systems. Aydin engineers and computer software specialists have the capability to design any communications, information processing, air defense or air traffic control network utilizing Aydin's various product lines. The Company offers a broad range of products due to its ability to combine analog microwave engineering methods with digital techniques and software.

SALES AND MARKETING U.S. Corporate marketing, located in suburban Washington, DC, supports the direct sales forces of the divisions. Major cities and key military bases are covered by Aydin sales personnel or manufacturers' representatives. For exports, Aydin's sales efforts are conducted by its international subsidiaries, its international sales network and representatives in many countries.
  Proprietary products and systems are available from Aydin, although an inventory of finished goods is not generally maintained. About one-half of the sales is attributable to standard products and systems, including modifications thereof, and the other half is for custom-designed and engineered equipment based on customers' specific requirements.
  Customers include domestic and foreign electronic and aerospace firms, regulated and unregulated telephone organiza-

                                  [PHOTO]
               Troposcatter and LOS Communication Terminals

                                 (page 2)
tions, computer and aircraft manufacturers, large defense contractors, industrial and financial concerns, process control companies, research laboratories, foreign governments, and the military branches and other agencies of the U.S. Government.
  Industrial business was approximately 27% of the total revenues in 1995, while 32% was comprised of sales in which Aydin was a prime or subcontractor to the military branches and other agencies of the U.S. Government. The remaining 41% of revenues was from overseas sales including equipment sold to other U.S. companies for export.

SUBSIDIARIES. Aydin has three operating international subsidiaries, all 100%-owned except Aydin S.A., which is 80% owned. Aydin Controls (U.K.) Ltd., located in Hertfordshire, England, provides sales and service for color terminals, display processors, high resolution color monitors and telecommunications products. In Argentina, Aydin S.A. sells and installs wireless and other telecommunications products and systems.
  The Company's subsidiary in Turkey, Aydin Yazilim ve Elektronik A.S., is located in Ankara. Aydin Yazilim ve Elektronik is manufacturing the last portion of the Turkish Mobile Command, Control and Communications (C3) system in Turkey. This subsidiary manufactures most of Aydin's products and also writes software for NATO and Turkish Programs in conjunction with Aydin. Aydin Yazilim enhances Aydin's export business.
  All of the above mentioned subsidiaries have extensive technological capabilities.
  See Note I to the financial statements for more information concerning export sales.

RESEARCH AND NEW PRODUCT DEVELOPMENT. Product development expenditures in 1995 were 7% of Aydin's revenues. About 30% of new product development was done through customer contracts.

OFFICERS
_________________________________________________
Ayhan Hakimoglu *
Chairman of the Board, Chief Executive Officer

Dr. Donald S. Taylor *
President & President, Aydin Corp. (East)

John F. Vanderslice *
Exec. Vice President & President, Aydin Vector

Demirhan Hakimoglu *
Vice President & Chief Executive Officer,
Aydin Yazilim ve Elektronik A.S.

Dr. Mats J. Ofverberg *
Vice President & President, Aydin Corp. (West)

Thomas M. LoCasale *
Vice President & President, Aydin Telecom

Larry Radbill
General Manager, Controls Unit of Aydin Corp. (East)

Michael Moore
President, Aydin Electro Fab

Robert Kamin
General Manager, Raytor Unit of Aydin Corp. (East)

Gerald Slehofer
President, Aydin Molded Devices

Alexis Mozarovski
President, Aydin S.A.

Serdar Akkor
General Manager,
Aydin Yazilim ve Elektronik A.S.

George Isaacs
Chief Executive Officer, Aydin Controls (U.K.) Ltd.

Jay L. Landis
Treasurer & Assistant Secretary

Herbert Welber *
Controller & Assistant Treasurer

Robert A. Clancy
Secretary

Zeynep B. Hakimoglu
Assistant Secretary

BOARD OF DIRECTORS
___________________________________________________
Ayhan Hakimoglu
Chairman of the Board

Dr. Donald S. Taylor
President

Dr. Nev A. Gokcen **
Retired. former Thermodynamicist
Department of the Interior
Bureau of Mines, Albany, Oregon

Admiral Harry D. Train, II,
USN (Ret.) **
General Manager, Strategic Research and Management Services
Division of Science Applications
International Corporation, Norfolk, Virginia

I. Gary Bard **
Vice President & General Manager, Federal Systems Solutions
Integration Division
of Unisys Corporation

John F. Vanderslice
Exec. Vice President & President, Aydin Vector

* Executive Officer
** Member of the Audit Committee

                                  [PHOTO]
                Offshore Troposcatter Communication System;
                          On-Shore Terminal Shown

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

WIRELESS AND HYBRID FIBER COAX TELEPHONY. Aydin is developing its DigiCall(TM) product line which combines our microwave and digital capabilities to provide voice, data and video conferencing services over wireless and hybrid fiber coax networks.
  The Aydin DigiCall(TM) Series 6000 is a radio frequency-based digital loop carrier system that uses enhanced TDMA/FDMA to provide a cost effective wireless link between the telecom service provider and service subscribers. Voice quality is far superior to standard cellular telephone.
  The Aydin DigiCall(TM) Series 7000 provides Telephony and high speed data services via the hybrid fiber coax cable system owned by the Cable TV companies.
  Aydin's DigiCall(TM) systems interface with all standard telephone infrastructure equipment and are transparent to the cable TV, central office telephone plant and subscriber telephone equipment.
  The Aydin AyCell provides an inexpensive method of expanding cellular telephone coverage to areas where calls cannot currently be completed. Functioning as a user-transparent remote antenna link, the AyCell will enable an existing cell to communicate with areas that were previously "blacked out" due to geographical or man-made obstructions. Applications include coverage inside convention centers, shopping malls and sports arenas.
  Aydin's subsidiary in Buenos Aires is continuing installation of a cellular telephony network for a local cellular telephone company in Argentina.

LINE-OF-SIGHT RADIOS. Many types of medium and light route digital and analog microwave radios for commercial and military use are manufactured by Aydin. These radios include light route AMLD analog and AMLDD digital low density commercial radios, the AMCD series of medium route fixed frequency high density digital radios and a new synchronous family of radios, the AMSD series. The AN/GRC-222 tactical digital radio, used by the U.S. Army in Desert Storm, is manufactured by Aydin.
  For commercial and military users requiring field tunable digital radios, the AMD and TPR series is available for tactical, strategic and emergency uses. These are radios available for use with North American or CEPT European data rates from 1.5 to 45 Mbps, and cover tunable bands from 900 MHz to 15 GHz.
  For medium and heavy route U.S. domestic and international commercial markets, the AMCD and AMSD series of fixed frequency, high density digital radios are offered. Both 64 quadrature amplitude modulation (QAM) and 128 Trellis Coded Modulation (TCM) techniques are used to satisfy the bandwidth requirements of modern digital systems. E3 (34 Mbps), DS3 (45 Mbps), SONET and SDH (51 and 155 Mbps) data rates and frequency options with 6, 7, and 11 GHz versions are available in 19-inch EIA rack configurations. These radios offer future proof technology platforms allowing network operators to upgrade from asynchronous to synchronous transport.
  The low cost AMLD series of low density analog and digital radios are intended for the light route commercial market. Sales of analog microwave systems continue to be strong, particularly in the Third World, as analog systems are still the most cost effective solution for light route systems. The digital variations are available with optional multiplexers in North American or CEPT rates up to 8 Mbps. Aydin's radio products can be combined with the Aydin multiplex products providing significant Aydin content in turnkey systems.

                                  [PHOTO]
DigiCall(TM) Wireless Equipment: Network Access Subsystem (left) and Base Transceiver Station (right)

                                  [PHOTO]
                 Wireless Single-User Subscriber Terminal

                                 (page 4)

SATELLITE COMMUNICATIONS. Aydin manufactures the major products used in satellite earth stations, such as high power amplifiers (transmitters), medium power and low noise GaAs amplifiers, up/down converters, digital data buffers, modems featuring forward error correction and integrated TDMA Terminals.
  Aydin and COMSAT Laboratories are cooperating to market and manufacture the Second Generation Satellite TDMA Terminals. These terminals, which significantly reduce the size and cost over first generation terminals, are easily reconfigurable to meet a user's changing traffic needs.
  Current Aydin satellite communication high speed modems can operate up to 420 Mbps. Aydin modems are installed in major government and commercial networks in North America and Europe. These products are used for both primary links and as a back-up to cable service. Customers include AT&T, KDD (Japan), British Telecom, France Telecom, Telesat Canada, and Embratel (Brazil).

HIGH POWER TRANSMITTERS AND MAGNETICS. Aydin continues to provide commercial high power transmitters (HPAs) for satellite earth stations. Aydin's line of compact, intelligent, microprocessor controlled TWT and Klystron microwave amplifiers offers a distinct advantage over the competition. Aydin's latest HPA product is an outdoor-mounted 400 Watt Tri-Band (C, X, Ku-Band) TWTA suitable for mobile military SATCOM applications.
  Aydin has also recently expanded its Klystron Power Amplifier product line to include a 2.4 Kilowatt, 17.3 to 18.1 GHz HPA for use in direct broadcast television uplink applications.
  In addition to the HPA business, Aydin has maintained a steady presence in magnetics products, supplying high power transformers to the electronics industry. Aydin's high efficiency television transmitter upgrade transformers are expected to show continuing demand.

PORTABLE COMMUNICATION TERMINALS. Aydin is producing the AYCOM portable line-of-sight communication terminal with two voice and data PABX, capable of providing service for up to 96 subscribers. The AYCOM terminal contains an Aydin Hot-Standby protected microwave radio configured for terminal operation and an AT&T Definity G3Vs digital automatic PABX with software selectable line and station capabilities. The AYCOM terminal is the perfect solution for short-haul (40-50 Km), low density remote subscriber link requirements.

TROPOSCATTER COMMUNICATIONS. As one of the few manufacturers of troposcatter equipment, Aydin has analog and digital versions of this equipment for both transportable and fixed station use. Aydin's digital troposcatter modem is the most modern dual or quad diversity adaptively equalized modem. Troposcatter terminals are used in air defense systems, command and control systems, on offshore platforms and for military tactical communications. Aydin's digital troposcatter terminals have been in production for years and are being delivered to international customers.
  Some customers are classified, but others include the U.S. Armed Forces, Argentina, Australia, Chile, Egypt, Finland, Malaysia, the Philippines, Saudi Arabia and South Korea. Aydin provides ongoing support to these customers for maintenance and upgrades.

                                  [PHOTO]
                Satellite TDMA Terminal (Second Generation)

                                  [PHOTO]
8 Mb/s Troposcatter Equipment including Aydin's new Digital
Modems (2 terminals)

                                 (page 5)

NETWORK ACCESS EQUIPMENT.  Aydin's network access unit (AYNACS
8000) provides cost effective access to public telephone networks for today's voice, data and video applications. It integrates all communications needs of the user of various bandwidths and transmits them through public networks at T1 standard for domestic market, and E1 standard for the rest of the world, to form an integrated and coherent product family. A major development effort is underway to expand this network access product line to include standalone Digital Access and Cross Connect Systems (DACS), E1/T1 conversion and HDSL products.

TRANSCODERS & MULTIPLEXERS. Aydin has a variety of T1 and E1 transcoders for voice and voiceband applications. Aydin's product line includes T1 and E1 ADPCM 2:1 (Models 9100 and 9102) and 4:1 (Model 6441) T1 transcoders and echo cancellers for the domestic and international marketplace. Customers include Regional Bell Operating Companies and other service providers.
  Model 9100 transcoder is equipped with unique features including bundle cross connect and drop/insert capability, automatic routing and protection switching and restoration. Aydin transcoders are capable of handling Group III fax or 9600 bps modem traffic.
  The 9100 series transcoders are also offered in a single 19-inch rack mount multislot chassis for plugging in up to 11 modules.
  The Aydin VDM-1000 E1 Channel Bank accepts up to 30 standard telephone channels and combines them into E1 digital format. Both voice and data requirements can be combined using the same multiplexer, dependent on the channel card mix. A ruggedized version is available for military applications.

TURNKEY TELECOMMUNICATIONS SYSTEMS. Aydin continues to respond to the demands for highly reliable, turnkey systems which may include line-of-sight radios, troposcatter links, satellite earth stations, Wireless Local Loop, multiplexers, switches, fiber optic cables, etc. Aydin has established a reputation in this sector of the industry with turnkey systems supplied to countries such as Argentina, Australia, Chile, Egypt, Ghana, Malaysia, Saudi Arabia, Thailand, Turkey, Zambia and Finland.

THICK AND THIN FILM MICROCIRCUITS. Aydin's vertical integration strategy enables the design and manufacture of small and highly reliable RF and microwave microcircuits that operate over 100 MHz and through 40 GHz. These hybrid devices are used in extreme environments and meet special performance requirements and applicable Federal-MIL Standards. Applications include high performance telecommunications systems, satellite terminals and microwave simulation, as well as test equipment.

                                  [PHOTO]
             Light Route, Low Cost LOS Digital Microwave Radio

                                  [PHOTO]
Medium Route 34 or 45 Mb/s, E3 or DS3, 64 QAM, Digital Microwave
Radio

                                  [PHOTO]
              Low Density, Frequency-Tunable Microwave Radio

                                 (page 6)

DATA ACQUISITION & AVIONICS

GROUND-BASED DATA RECEIVE AND ACQUISITION SYSTEMS. Aydin provides extensive capabilities in the reception, processing, and analysis of data streams associated with spacecraft, aircraft and missile systems or ground vehicles.
  Aydin's satellite Telemetry, Tracking, and Control (TT&C) product line continues to expand in response to the proliferation of international commercial communication satellites. Key components of INTELSAT's global system, and many regional systems, include Aydin Subsystems which collect and distribute satellite data.
  Major remote sensing systems like NASA's Earth Observing System
(EOS) program have principal components supplied by Aydin, such as the Space Data Receiver and CCSDS communications components. Aydin continues to expand its telemetry product line in support of VME & Personal Computer-based applications. Aydin's PC Bit Synchronizer has been accepted by NASA to support on-board shuttle operations for the Hubble Space Telescope servicing mission. Aydin also offers systems that support missile and aircraft testing, using data-driven architectures with advanced database management techniques.
  The personal communication satellite systems and remote imaging and sensing fields are all expanding and are attractive markets for Aydin's products.

AIRBORNE DATA ACQUISITION AND TRANSMISSION. Aydin systems and equipment gather critical information from spacecraft, aircraft, missiles and guided weapons. The data is then processed, formatted and transmitted to a fixed or mobile station on the ground by VHF, UHF or microwave links. Aydin designs and manufactures both the airborne and ground-based links for many types of applications.
  Aydin airborne data acquisition systems and subsystems are compact, rugged and ideally suited for use in hostile environments or where space is limited. The systems are microprocessor based, computer programmable, and utilize the latest microcircuit technology. Aydin airborne hardware is located on most military aircraft and missiles, and most space programs including the Space Shuttle. Applications include flight certification for commercial and military aircraft. Aydin Micro-miniature Data Acquisition Units (MDAU) are approved by the DOD for the Common Airborne Instrumentation System (CAIS) required for use by Prime Contractors and Government Test Ranges on major flight test programs.
  The transmission equipment manufactured by Aydin includes solid state transmitters, receivers and high power amplifiers. Transmission power of up to 2 kilowatts is available in either continuous or pulsed power operation. Aydin high power UHF transmission communication links are currently being used by NASA to relay satellite and Space Shuttle information from various sites around the world. Advanced airborne RF processors, modulators, power amplifiers and receivers are used in the latest technology missile guidance systems.
  For remotely piloted vehicles and precision guided weapons, Aydin manufactures command/control data links, video communications links and telemetry systems.

AVIONICS. Aydin offers a series of MIL-STD-1553 and ARINC 429 avionic bus systems, tape recorders, and transponders. This equipment provides on board processing of data and communicates with other avionic systems.
  These avionic products include a small, ruggedized digital tape recorder designed to meet the demands of commercial, industrial and military users. The tape recorder is used in applications which require high capacity data storage. An Aydin companion playback unit with analytical software is used for data reduction and analysis. A compatible digital multiplexer/interleaver (Mini-ARMOR) has been designed to merge multiple high data streams into a single output up to 240 MBIT/second for recording.

                                  [PHOTO]
PC Bit Synchronizer used in NASA's Hubble Space Telescope
Servicing Mission

                                  [PHOTO]
UHF Telemetry/Control Data Link for scientific satellites

                                  [PHOTO]
Programmable Master Controller for airborne digital data acquisition

                                  [PHOTO]
Micro-miniature Data Acquisition Units for the Common Airborne
Instrumentation System (CAIS)

                                 (page 7)

COMPUTER EQUIPMENT & SOFTWARE

COLOR CRT MONITORS. Aydin provides a complete line of commercial color monitor products ranging in size from 10" to 28". The products support applications from TV to 1600 x 1280 resolutions and may integrate with a wide variety of touch screen technologies. With this wide range of sizes and options, Aydin offers customers a single monitor supplier solution.
  To reinforce our commitment to customer satisfaction, Aydin has a "Specials" department to supply customized solutions.
  Aydin continues its research in CRT and flat panel display technologies. The company's new products in 1996 include 29" CRT's, and 13" and 16" color flat panel displays at resolutions up to 1280 x 1024. The products will include stand alone displays and terminals.

COLOR DISPLAYS & WORKSTATIONS. Aydin specializes in providing display solutions for the critical man-machine interface between operators and their processes. Applications include financial, petro-chemical, oil, gas, pulp and paper, transportation, power generation, and power distribution utilities, as well as most other industries.
  Aydin has developed and offers software packages which emulate the installed base of Aydin 5215 display processors in process control industries, especially by electric utilities. These emulators, which facilitate upgrades for existing customers, are available for a number of platforms including UNIX/X-Windows, MS-DOS, MS Windows, and Windows NT. The system-based solutions are being offered to allow the user to maintain the investment in installed system software, upgrade hardware to current state-of-the-art, and expand capabilities beyond the boundaries of the initial installation.
  The Aydin Model 7402 Industrial Workstation functions as the equivalent of eight individual workstations, each with state-of-the-art computing power. UNIX, X-Windows and Ethernet ensure open architecture compliance, along with industry standard VME and SCSI busses.
  Aydin also has a complete line of high performance X-Terminals to address network solutions in a client-server environment. These are available in a number of configurations, including color (24 bit), greyscale and monochrome. A 13" color LCD version is available, as well as other LCD and CRT versions.

                                  [PHOTO]
Spectrum Autosyncr 20" Console and Rackmount Monitors for the
Process Industries

                                  [PHOTO]
Accelerated Graphics Controller for 13" High Resolution (1280 x
1024) Liquid Crystal Display (LCD) Panel

                                  [PHOTO]
Spectrum Autosyncr 28" Large Screen Monitor utilized in the exchanges of Wall Street

                                 (page 8)

RUGGEDIZED WORKSTATIONS. Aydin's ruggedized Sun SPARCstation 10 color workstations have been supplied to the Australian Army for use in a shelter, mobile resource and communications management system. Also, Aydin is under contract to the Australian Army to supply ruggedized Sun SPARCstation 10 servers as line control units for this same project. All of these units have been tested to ground mobile shock and vibration requirements, EMI and TEMPEST, and for operation at temperatures down to -15 degrees C. Aydin also has a ruggedized portable "briefcase" style workstation utilizing color LCD displays and a variety of CPUs.

RUGGEDIZED MONITORS. Aydin's ruggedized product line of color video monitors now includes a 19" auto-scanning RGB monitor (Model 9010R/20). This high resolution, ruggedized auto-scanning monitor is also offered with a newly developed Active Magnetic Cancellation System (AMCS). The AMCS enables the color monitor to maintain full performance under a high magnetic field used by a warship, including submarines, to eliminate its magnetic signature.
  Aydin completed the qualification testing and delivery of ruggedized 19" color monitors (Model 8943R/19) for use in severe ground mobile environments including operation at low temperature down to -35 degrees C encountered in the Swiss Alps.
Color air defense consoles and color radar displays for airspace management, aircraft simulation for operator training, shipboard combat information centers and air defense centers are manufactured for a variety of programs.
  Aydin's air defense console, the field-proven ADC-22, is operating effectively in many current Air Defense and Radar Sites in numerous countries. Aydin manufactures rugged EMI/TEMPEST flat panel tactical terminals, TEMPEST monitors, and radar displays, in addion to air defense consoles.

SOFTWARE. Software is written by Aydin for commercial and military purposes for specific applications such as Command, Control, Communications systems, for radar simulation, and for traffic control.
  Aydin has combined several new software technologies into an integrated tool set. In the development of software for both real-time and nonreal-time applications, Aydin uses platform-independent software environments such as Ada, C/C++, FORTRAN and 4th Generation compilers and SQLs. These are used in conjunction with various functional and application dependent libraries, language linkers, popular relational databases, symbolic debuggers and automatic software configuration/ documentation tools.
  Aydin is experienced in developing its software in accordance with DOD-STD-2167A, SEI Capability Maturity Model and ISO 9000, to produce highly reliable, easily maintainable and portable application software and documentation.
  Also, Aydin uses automated "look and feel" applications generators like Visual BasicTM to quickly generate Human-Machine Interfaces that are essential in its systems products.

                                  [PHOTO]
                 Ruggedized Portable VME Color Workstation

                                  [PHOTO]
               Ruggedized Rack-Mount SPARC Color Workstaton

                                  [PHOTO]
                          Rugged Color X-Terminal

                                 (page 9)

AIR & OTHER TRAFFIC CONTROL

RADAR APPROACH CONTROL (RAPCON). Aydin has developed an advanced Mobile Radar Approach Control Operations System which uses extensive multi-processor air traffic and air space management software, large flat panel (plasma) displays, local area networking and highly automated voice and data communications. The system can be configured for both military fixed site and commercial air traffic control applications.
  Aydin also offers complete RAPCON systems with surveillance and precision approach radar.

UHF AND VHF RADIOS. Aydin's UHF and VHF transmitters, receivers and power amplifiers are used in ground-to-air communications for air traffic operations, control and reporting centers, airport towers and ground control approach applications. These radios are configured for either collocated transceiver applications or split site and can be controlled either locally or from a remote position. For UHF operation, Have Quick II anti-jam capability is provided.

VESSEL & OTHER TRAFFIC CONTROL. Aydin offers vessel and other traffic control systems similar to RAPCON described above with appropriate communication equipment. These systems include coastal and marine radars, communication via digital microwave radios, UHF and VHF radios and central control centers. Aydin offers complete turnkey solutions from sensors to displays, including all software, hardware, integration and maintenance.
  Aydin's software provides strong data fusion capabilities from multiple sensors.

RADAR UPGRADE. Aydin has completed the upgrade of the Data Processor Group of the Belgian Air Force's GE592 Radar. The five rack DEC-based processor system has been replaced with a modern, high-speed, hot-standby processor. During this program, Aydin also added state-of-the-art Human-Machine interfaces and a realistic Data Environment Simulator to the system.

                                  [PHOTO]
GCA-3000 Series Transceiver for commercial Air Traffic Control applications

                                  [PHOTO]
                       Belgium Radar Upgrade System

                                 (page 10)

RADARS, RADARS SIMULATION, INTEGRATION & MODERNIZATION

RADARS. Aydin has developed a modern three-dimensional (3-D) tactical air defense radar system, ASTAR-3. This C-band radar offers the latest technology, microprocessor-based processing, sophisticated ECCM, high system availability, low cost and advanced clutter rejection. A key feature of ASTAR-3 is its mobility; it can be transported on a single truck. The ASTAR-3 development effort included the design of a sophisticated phased array antenna.

RADAR SIMULATION AND EW. A contract for the production of eleven Multiple Threat Emitter Simulators (MUTES) was won by Aydin several years ago. The last system was delivered in 1994. MUTES, nomenclature AN/MST/T1A, is a ground-based radar simulator used for evaluation of airborne radar warning and electronic countermeasures systems and pilot training. Operating under computer control, MUTES controls the radiation characteristics of a bank of transmitters in order to simulate the electronic environment created by a wide range of surveillance, tracking and guidance systems.

RADAR INTEGRATION. Aydin is the prime contractor for NATO's Radar Integration System (RIS). Aydin's RIS integrated all elements of a NATO Air Defense Ground Environment (NADGE) and a Control and Reporting Center (CRC) using an expandable Open Systems Architecture. Specifically, it integrated the Air Defense display subsystems, the Hughes 5118 Central Computer, and multiple NATO radars including the Radars for the Southern Region and Portugal (RSRP), 2D, 3D and Coastal radars. All RIS application software is being designed and developed by Aydin in Ada.
  In June, 1995, Aydin successfully passed the RIS Phase I demonstration tests at the NATO Programming Center in Glons, Belgium. During the second half of 1995, Aydin also successfully installed and passed the RIS Initial Operational Capability (IOC) requirements for four sites in Turkey and one site in Greece. Additional Phase I site installations are continuing through the first quarter of 1996. The initial Phase II fully operational RIS systems are currently planned for later in 1996.

RADAR MODERNIZATION. The Automation of Manual Radars and integration into the NATO Air Defense Ground Environment (NADGE) system, ordered by the Turkish Ministry of Defense in late 1992, has been delivered to the customer. This system contains radar video data extractors, automated data processing including multiple radar target tracking, Link-1 interfacing to other sites and multiple operator display consoles. Aydin is offering this flexible product worldwide for radar and air defense applications.
  Aydin is under contract to the Belgian Air Force to upgrade an aging radar by adding a Radar Environmental Simulator, and replacing the outdated data processor and terminals with modern computer workstations.

                                  [PHOTO]
                      Radar Integration System (RIS)

                                 (page 11)

COMMAND, CONTROL & COMMUNICATION (C3)

  Turnkey command, control and communications (C3) and complete air defense systems, both fixed and mobile, are provided by Aydin. In-house capability in sensor technology includes 2-D and 3-D ASTAR radars, long haul communications using microwave radios and/or troposcatter, local communications using LANs and ground/air/ground radios, data links for external systems interfaces, computer systems, display systems and other security devices.
  Applications software is also provided for air surveillance, sea surveillance, anti-submarine warfare and air defense systems.
  These C3 and air defense systems are built by coupling hardware elements with standard software elements such as link processing, tracking, correlation with data fusion, database, sensor and multi-sensor processing, flight plan processing, data recording-reduction-playback, simulation and training.
  System elements include Aydin's ADC-22 standard console, large screen plasma display consoles with soft-touch screen controls, color CRT Operator Workstations with Windows environment, Aydin's GRC-222 radio, LINK-11, JTIDS, Aydin UHF/VHF radios with or without frequency hopping, and a variety of radar specific devices. Aydin can provide cost effective C3 and air defense systems which require mobility and significant data fusion utilizing its technical expertise in a range of disciplines, such as weapons, communications, radio theory, antenna design and placement, threat analysis, sensor and display technology, coupled with Aydin's wide range of standard hardware and software system elements.
  Work is near completion on the Turkish Mobile Radar Complexes program, the C3 portion of a mobile air defense system, which was awarded to Aydin by the Turkish Government in late 1990 and valued at approximately $210 million. Most of the remaining manpower testing and training work is being done at Aydin's Turkish subsidiary.

                                  [PHOTO]
Mobile Command, Control and Communications System as deployed at the test site

                                  [PHOTO]
       Interior View of Aydin's Command Shelter for C3 Applications

                                 (page 12)

SYSTEM INTEGRATION

  Aydin continues to believe that a major growth area for the Company resides in winning major new Systems Integration (SI) contracts. As existing SI programs such as TMRC and RIS are being fielded, they must be replaced by SI programs of similar or larger revenue bearing potential.
  As stated in last year's Annual Report, the Company executed three initiatives in 1995 to more effectively pursue and capture SI business. Specifically, the Company: 1) Restructured the Corporate Sales and Marketing organization and challenged them to identify winnable SI opportunities, 2) Consolidated multiple divisions into a single Aydin (East) division, and 3) Brought in a new Corporate President, Dr. Donald S. Taylor, with extensive SI experience. As a result of the successful execution of these initiatives, the Company focused on several key SI opportunities worth over $750 million.
  Two of the key SI programs which the Company submitted proposals in 1995 were programs that the Company has been tracking and marketing for some time.
  The largest of these is a reissuance of the Turkish Armed Forces Integrated Communications System (TAFICS) Request for Proposal. TAFICS is not a new program for Aydin. This program was first bid by Aydin in 1993 but never went forward because of a lack of funding. The funding issues have now been resolved and new proposals were submitted in the fall of 1995. Aydin's strong presence in Turkey, via our Aydin Yazilim subsidiary and TMRC contract, places the Company in a highly competitive position for this contract. The TAFICS contract is valued at several hundred million dollars (U.S.) and is expected to be awarded in the summer of 1996.
  Aydin also responded to a key Invitation to Bid on an important SI opportunity from NATO. This program is known as BICC and it will provide the initial core capability for NATO's Battlefield Information Collection & Exploitation System (BICES). While the BICC program is relatively modest in size, less than $10 million, it is an extremely critical program for NATO. As a result of a recent shift in NATO priorities, the BICC program award has been accelerated to the spring of 1996. Aydin believes that this is an excellent opportunity for our Company since we have had success in bidding and winning NATO programs in the past, e.g. RIS.
  The Company achieved accelerated results on three major international SI opportunities. The first of these opportunities involved the design and development of a Vehicle Theft Prevention System (VTPS) for a far eastern country. Aydin signed a contract in December 1995. Under the terms and conditions of Aydin's contract, the Company is responsible for supporting the overall system design and integration, as well as the design and manufacture of the major components of the system. The contract schedule calls for a prototype demonstration of the system and its key components to be conducted in the first quarter of 1996. Subject to a successful demonstration, Aydin would receive orders targeted at one (1) million units over the next five (5) years. Approximately 100,000 of these units are currently scheduled for delivery in 1996. At the above stated quantities, this contract has a value to Aydin of approximately $150 million.
  The second major international SI opportunity that the Company achieved accelerated results in 1995 is an upgrade program for the Phillippines Air Defense System. Aydin focused on this megacontract opportunity in the fall of 1995 by leveraging its radar SI experience and troposcatter manufacturing capabilities. The Company has been notified that it is on the short list of companies who are eligible for award which is expected in the spring of 1996.
  The third opportunity in this category is to design and deliver a Flight Test System (FTS) for use in civilian aviation testing in the People's Republic of China (PRC). The Company's proposal to deliver such a system to the customer was accepted on 27 October 1995. This contract is valued at $20 million over the next two years. This award is subject to Aydin receiving an appropriate export license from the U.S. Government. A formal request for this license is being prepared for submission in the first quarter of 1996.
  While none of the opportunities identified above contributed to Aydin's revenue in 1995, success from any one of them would create revenue for the Company in 1996 and beyond. In 1996, Aydin will continue to focus on closing these opportunities. Additionally, the Company has already identified, and is positioning itself to bid on several new SI opportunities.

                                  [PHOTO]
                  Automation of Manual Radar (AMR) System

                                  [PHOTO]
Fleet Management and Tracking System utilizing Large Screen
Displays and Aydin Desktop Workstations

                                 (page 13)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       Aydin Corporation and Subsidiaries

                                   YEAR ENDED DECEMBER 31,
                                                 1995            1994            1993
Net sales                                        $140,607,000   $ 142,441,000   $ 141,475,000

Costs and expenses:
 Cost of sales (1993 includes $14.8 million
 settlement with Justice Department)              102,391,000     104,270,000     118,554,000
 Selling, general, and administrative              25,660,000      26,080,000      25,178,000
     Research and development                       6,603,000       5,159,000       4,782,000
     Interest expense, net                             45,000           5,000         273,000
                                                 ____________   _____________    ____________
                                                  134,699,000     135,514,000     148,787,000
                                                 ____________   _____________    ____________
Income (loss) before income taxes and
  minority interest                                 5,908,000       6,927,000    (  7,312,000)

Income tax provision (recovery)                     1,971,000       1,880,000    (  2,466,000)
                                                 ____________   _____________    ____________
Income (loss) before minority interest              3,937,000       5,047,000    (  4,846,000)

Less minority interest                                  7,000             -0-         121,000
                                                 ____________   _____________    ____________
Net income (loss)                                  $ 3,930,000    $ 5,047,000    ($ 4,967,000)
                                                 ____________   _____________    ____________
                                                 ____________   _____________    ____________
Earnings (loss) per common and
 common equivalent share                                 $.77           $1.01         ( $1.00)
                                                 ____________   _____________    ____________
                                                 ____________   _____________    ____________

                                   (page 14)

                       CONSOLIDATED BALANCE SHEETS
                    Aydin Corporation and Subsidiaries

ASSETS                                          DECEMBER 31,
CURRENT ASSETS                                  1995            1994
 Cash and cash equivalents:
  1995-$3,569,000; 1994-$2,741,000              $   4,638,000    $  9,771,000
 Restricted cash                                   11,672,000      18,170,000
 Accounts receivable, including contract
  retainage: 1995-$455,000; 1994-$2,155,000        53,216,000      35,351,000
 Unbilled revenue, after progress billings:
  1995-$6,152,000; 1994-$14,982,000                46,927,000      54,909,000
 Inventories                                       22,780,000      20,564,000
 Prepaid expenses                                   1,577,000       1,350,000
                                                 ____________    ____________
   TOTAL CURRENT ASSETS                           140,810,000     140,115,000

PROPERTY, PLANT, AND EQUIPMENT, at cost,
 net of accumulated depreciation and
 amortization: 1995-$59,055,000;
 1994-$56,103,000                                  25,624,000      25,486,000

OTHER ASSETS                                          426,000         477,000
                                                 ____________    ____________
                                                $ 166,860,000   $ 166,078,000
                                                 ____________    ____________
                                                 ____________    ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt           $     342,000   $     402,000
 Short-term bank debt                               5,486,000       6,486,000
 Accounts payable                                  29,222,000      27,055,000
 Accrued liabilities:
  Compensation                                      3,405,000       3,552,000
  Department of Justice settlement                  2,064,000       3,618,000
  Other                                             1,901,000       3,430,000
 Advance payments and contract billings
  in excess of recognized revenue                   2,843,000       4,169,000
 Accrued and deferred income taxes                  9,932,000       9,617,000
                                                 ____________    ____________
   TOTAL CURRENT LIABILITIES                       55,195,000      58,329,000

LONG-TERM DEBT, less current maturities               770,000       1,549,000

DEFERRED INCOME TAXES                               6,232,000       6,983,000

MINORITY INTEREST                                      90,000             -0-

STOCKHOLDERS' EQUITY
 Common Stock, par value $1-authorized,
 7,500,000 shares; issued and outstanding,
 1995-5,112,127 shares; 1994-4,990,400 shares       5,112,000       4,990,000
 Additional paid-in capital                         2,188,000         787,000
 Retained earnings                                 97,883,000      93,953,000
 Foreign currency translation effects           (     610,000)   (    513,000)
                                                 ____________    ____________
                                                  104,573,000      99,217,000
                                                 ____________    ____________

                                                $ 166,860,000   $ 166,078,000
                                                 ____________    ____________
                                                 ____________    ____________

                                (page 15)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Aydin Corporation and Subsidiaries

                                            YEAR ENDED DECEMBER 31,
                                            1995            1994           1993
OPERATING ACTIVITIES
 Net income (loss)                          $ 3,930,000     $ 5,047,000    ($ 4,967,000)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization              3,032,000       4,101,000       4,473,000
   Deferred income taxes                        833,000    (  7,444,000)   (  1,823,000)
   Minority interest                              7,000             -0-         121,000
 Changes in other operating assets and
   liabilities, net:
   Accounts receivable                      ( 17,865,000)   (  1,826,000)   (  7,887,000)
   Unbilled revenue                            7,982,000      11,650,000    (  7,504,000)
   Advance payments and contract billings
    in excess of recognized revenue         (  1,326,000)      2,606,000         443,000
   Inventories                              (  2,216,000)   (  2,967,000)      3,321,000
   Prepaid expenses                         (    227,000)        120,000         454,000
   Accounts payable                            2,167,000       5,324,000    (  1,667,000)
   Accrued liabilities                      (  3,230,000)   (  4,695,000)     10,333,000
   Accrued income taxes                     (  1,269,000)     10,800,000    (  2,365,000)
   Other                                         203,000         118,000          50,000
                                            _____________   _____________   _____________
    CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                   (  7,979,000)     22,834,000    (  7,018,000)

INVESTING ACTIVITIES
 Purchase of property, plant, and equipment (  3,170,000)   (  4,377,000)   (  2,381,000)
                                            _____________   _____________   _____________
  CASH (USED)
   BY INVESTING ACTIVITIES                  (  3,170,000)   (  4,377,000)   (  2,381,000)

FINANCING ACTIVITIES
 Release of collateral on restricted cash      6,498,000       1,685,000       2,645,000
 Principal payments on long-term debt       (    839,000)   (    348,000)   (    389,000)
 Purchase of treasury stock                 (    248,000)            -0-             -0-
 Minority investment in consolidated
   subsidiary                                     83,000    (    105,000)   (  2,327,000)
 Proceeds from exercise of stock options       1,522,000          96,000         454,000
 Net short-term borrowings, (repayments)    (  1,000,000)   ( 15,039,000)   (    475,000)
                                            _____________   _____________   _____________
  CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                     6,016,000    ( 13,711,000)   (     92,000)
                                            _____________   _____________   _____________

  INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (  5,133,000)      4,746,000    (  9,491,000)

Cash and cash equivalents at
 beginning of year                             9,771,000       5,025,000      14,516,000
                                            _____________   _____________   _____________

  CASH AND CASH EQUIVALENTS
   AT END OF YEAR                            $ 4,638,000     $ 9,771,000     $ 5,025,000
                                            _____________   _____________   _____________
                                            _____________   _____________   _____________

               see notes to consolidated financial statements

                                (page 16)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Aydin Corporation and Subsidiaries

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
  Contract Accounting: Revenue on long-term type contracts in excess of $100,000 is recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.
  For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.
  The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.
  Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract objectives. Contract billings for partial shipments where product title passes to the customer are not considered progress billings. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage at December 31, 1995 matures in 1996.
  Claims from customers of approximately $1.0 million for work performed outside the scope of certain contracts for which the Company anticipates recovery are included in unbilled revenue at December 31, 1995 and 1994. Unbilled revenue at December 31, 1994 also included approximately $3.7 million relating to contract options exercised by a customer conditional upon completion of certain acceptance tests. Acceptance was obtained in 1995 and substantially all the contract options were exercised.
  Use of Estimates: In preparing its financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reported periods. Actual results could differ from those estimates. One such area where the use of estimates could have a significant impact on future results is estimated costs to go on the company's larger long-term type contracts. During 1995 the estimated costs at completion for a major contract with the government of Turkey increased by $4.3 million. This increase was substantially offset by corresponding increases in the contract value because the contract provides for price escalation based on U.S. and Turkish inflation and involves exchange rate fluctuations. Management does not anticipate any significant impact on future earnings as a result of these fluctuations.
  Capitalized Software: The Company capitalized $586,000 of software development costs related to telecommunication products in 1995 in accordance with FASB 86. These costs will be amortized starting in 1996 when sales of the related products are expected to commence. Realization of this asset is dependent upon bringing this product successfully to market.
  Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and average cost method which approximates FIFO.
  Depreciation and Amortization: Depreciation is provided by the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter. Buildings are depreciated over lives ranging up to 35 years. Machinery and equipment is depreciated over useful lives ranging from 3 to 5 years.
  Income Taxes: The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards (FAS) No. 109.
  Foreign Currency Translation: In accordance with FAS No. 52, balance sheet accounts of the Company's United Kingdom and Argentina subsidiaries are translated from the local currency into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rate for the year. The resulting translation gains or losses are shown as a separate component of stockholders' equity. The translation effects of the Turkish subsidiary are reflected in the income statement as required by FAS No. 52 because of the high inflation in the Turkish economy. Pretax income includes foreign currency translation gains relating to the Turkish subsidiary of $516,000 for 1995 and $755,000 for 1994.
  Earnings Per Share: Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in earnings per share calculations was 5,114,642 for 1995, 4,998,701 for 1994 and
4,959,740 for 1993.
  Liquidity and Cash Flows: The Company's liquidity and financial flexibility was adversely affected during 1995 because of delays in excess of one year in obtaining customer acceptance of the software on the TMRC-C3 contract with the Government of Turkey. These delays have held up collections from the customer of significant amounts which in turn has caused a delay in paying certain obligations including repayment required by certain banks of approximately $3.0 million of short-term borrowings (net of $2.5 million held by the banks as collateral). Management believes it has now resolved the contract delays and the customer has paid approximately $13 million on the contract since December 31, 1995. A significant portion of these payments will be used to pay the software subcontractor. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
  Restricted Cash: Restricted cash at December 31, 1995 and 1994 represents interest bearing cash collateral required to be maintained against letters of credit and at December 31, 1995 includes $2.5 million held by banks as collateral against outstanding short-term debt of $5,486,000.
  Reclassification: Certain reclassifications, none of which affected net income, have been made to the prior years' amounts in order to conform to the current year's presentation. Advertising Costs: The Company expenses advertising costs as incurred. Advertising costs were $371,000 and $255,000 for 1995 and 1994, respectively.

NOTE B-INVENTORIES

Inventories consist of:         1995            1994
Raw materials                $ 11,581,000    $  9,440,000
Work in process                 7,965,000       7,419,000
Finished product                3,234,000       3,705,000
                             ____________    ____________
                             $ 22,780,000    $ 20,564,000
                             ____________    ____________
                             ____________    ____________

NOTE C-PROPERTY, PLANT, AND EQUIPMENT
The Company's investment in property, plant, and equipment consists of:

                             1995            1994
Land                         $ 5,264,000     $ 5,264,000
Buildings                     20,519,000      20,490,000
Machinery and equipment       58,896,000      55,835,000
                             ____________    ____________
                              84,679,000      81,589,000
Less accumulated depreciation
and amortization              59,055,000      56,103,000
                             ____________    ____________
                             $25,624,000     $25,486,000
                             ____________    ____________
                             ____________    ____________

New Financial Accounting Standard No. 121, regarding the
"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", will be in effect for 1996. The Company does not expect this standard to have a material impact on income.

Note D-CREDIT ARRANGEMENTS
  The Company has arrangements with certain banks whereby $50,514,000 has been used for letters of credit and short-term cash borrowings and $1.1 million is available at December 31, 1995, mostly for letters of credit. These arrangements provide for interest on borrowings at the prime lending rate (8.5% at December 31, 1995) plus 2% to 4%. These arrangements also require informal compensating cash balances of $150,000 and provide for commission rates on letters of credit at 1.125% to 1.2%. As of December 31, 1995 and 1994, there were $5,486,000 and $6,486,000 of cash borrowings under these arrangements, respectively. The banks are requiring payment of these short-term borrowings which the Company anticipates making during 1996. The Company is seeking new banking arrangements to cover future potential operating needs on terms that are acceptable to the Company.
  At December 31, 1995, $45,028,000 of letters of credit were outstanding under these arrangements. Against these letters of credit, cash or short-term investment collateral of $11,672,000 is required to be maintained and most of the company-owned buildings have been pledged. These letters of credit have been issued to foreign entities, principally to guarantee either contract performance or the return of unearned advance payments in the unlikely event that

                                (page 17)
performance is not in accordance with the contracts, or to foreign suppliers to guarantee payment to them of the amount due. Of the total amount outstanding, $27.1 million pertains to the Company's contract with the Government of Turkey. This letter of credit was issued pursuant to a Credit Agreement with certain banks. The term extends to October 4, 1996 or until the letter of credit is reduced to zero, whichever occurs first. Cash or short-term investment collateral is required to be maintained equal to 1/3 of the balance outstanding in the letter of credit which amounts to $9.2 million. In addition to certain financial covenant requirements, there are restrictions concerning the incurrence of liens on the Company's assets and payment of dividends and purchase of treasury stock which in the aggregate are limited to 50% of net income for the prior four fiscal quarters.
  Since December 31, 1995, a $4.5 million additional line of credit has been approved for letter of credit and cash borrowing. Use of this line will require payment of the Company's two remaining mortgages of $1.1 million to collateralize the property pledged against this line.

NOTE E-LONG-TERM DEBT
  Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                                    1995            1994
Fixed-rate mortgage payable $8,000 monthly through 2001,
 including interest at 8 1/4%                                     $    -0-        $    497,000
Variable-rate mortgage bearing interest at 70% of the prime rate
 (5.95% at December 31, 1995), quarterly principal payments of
 $55,000 plus interest through November 30, 1997                      437,000          655,000
Variable-rate mortgage bearing interest at 70% of the prime rate
 (5.95% at December 31, 1995), quarterly principal payments of
 $31,000 plus interest through May 1, 2001                            675,000          799,000
                                                                   __________      ___________
                                                                    1,112,000        1,951,000
Less current maturities                                               342,000          402,000
                                                                   __________      ___________
                                                                   $  770,000      $ 1,549,000
                                                                   __________      ___________
                                                                   __________      ___________

Interest expense for the years 1995, 1994, and 1993 amounted to $1,243,000, $1,142,000, and $1,310,000, respectively. Interest paid for the years 1995, 1994, and 1993 amounted to $832,000, $1,226,000, and $1,402,000, respectively.

Land and buildings having a net carrying value of $3,689,000 at December 31, 1995 have been pledged as collateral for the mortgages.

Aggregate maturities of long-term debt for each of the years
1996 through 2000 are as follows: 1996-$342,000; 1997-$342,000;
1998-$124,000; 1999-$124,000; 2000-$124,000.

NOTE F-STOCKHOLDERS' EQUITY
The changes in common stock, additional paid-in capital, treasury stock, retained earnings, and foreign currency translation effects during the years 1993, 1994, and 1995 were as follows:

                                                                                    Foreign
                                   Common      Additional                           Currency
                                   Stock       Paid-In     Treasury  Retained     Translation
                                   Par $1      Capital     Stock     Earning       Effects
                                 ____________________________________________________________
Balance, January 1, 1993
 (4,939,197 common shares)       $4,939,000   $  237,000  $   -0-   $ 93,873,000 ($ 628,000)
Issuance of 42,076 shares on
 exercise of stock options           42,000      412,000
Tax benefit related to shares
 acquired by employees under
 stock options                                    48,000
Foreign currency translation
 adjustment                                                                            3,000
Net loss                                                              ( 4,967,000)
                                 __________   __________  __________ ____________ ___________
Balance, December 31, 1993
 (4,981,273 common shares)        4,981,000      697,000       -0-     88,906,000 (  625,000)
Issuance of 9,127 shares on
 exercise of stock options            9,000       87,000
Tax benefit related to shares
 acquired by employees under
 stock                                             3,000
Foreign currency translation
 adjustment                                                                          112,000
Net income                                                              5,047,000
                                 __________   __________  __________ ____________ ___________
Balance December 31, 1994
 (4,990,400 common shares)         4,990,000     787,000       -0-     93,953,000 (  513,000)
Issuance of 136,718 shares on
 exercise of stock options           137,000   1,385,000
Tax benefit related to shares
 acquired by employees under
 stock options                                   249,000
Acquisition of 14,991 shares of
 treasury stock received from
 employees as payment for stock
 options exercises                                         (  248,000)
Retirement of 14,991 treasury
 shares                          (    15,000)  ( 233,000)  (  248,000)
Foreign currency translation
 adjustment                                                                       (   97,000)
Net income                                                              3,930,000
                                 __________   __________  __________ ____________ ___________
Balance December 31, 1995
 (5,112,127 common shares)       $ 5,112,000    $2,188,000      -0-    $97,883,000 ($610,000)
                                 __________   __________  __________ ____________ ___________
                                 __________   __________  __________ ____________ ___________

                                (page 18)

NOTE G-STOCK OPTIONS
  Pursuant to stock option plans, the Company has granted certain officers, directors, and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the stock on the date of grant except for the 1984 plan of 187,500 shares which permits the Board of Directors to set an option price up to 50% less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire five years after grant.
  There is no charge to income with respect to stock options under the plans. A summary of the changesin options during 1993, 1994, and 1995 follows:


                                         Shares      Shares
                                         Under       Available
                                         Option      For Option
                                       ________________________
At January 1, 1993                       477,563        35,041
 Options granted:
  Option plan                             42,450    (   42,450)
 Options exercised
  (average price $10.80)                ( 42,076)         -0-
 Options cancelled                      (154,644)      154,644
 Cancellation of authorization               -0-    (  100,000)
                                        _________   ___________

At December 31, 1993                     323,293        47,235
 Options granted:
 Option plan
                                         164,600    (  164,600)
 Individual options                       30,000    (   30,000)
Options exercised
 (average price, $10.55)                (  9,127)          -0-
Options cancelled                       (185,648)      185,648
Authorization of 1994 options                -0-       150,000
Cancellations of authorization               -0-    (   97,000)
                                        _________   ___________

At December 31, 1994                     323,118        91,283
 Options granted:
 Option plan                              22,900    (   22,900)
 Individual options                       72,000    (   72,000)
Options exercised
 (average price, $11.13)                (136,716)          -0-
Options cancelled                       ( 22,639)       22,639
Authorization of individual options           -0-       72,000
                                        _________   ___________

At December 31, 1995
  (32,895 exercisable)                   258,663        91,022
                                        _________   ___________
                                        _________   ___________

These options expire on various dates beginning April 1996 and ending July 2000. The average exercise price of options outstanding at December 31, 1995 is $12.02. New Financial Accounting Standard No. 123 regarding "Accounting for Stock-Based Compensation" will be in effect for 1996. The Company does not expect this standard to have a material impact on income. The Company has chosen to disclose the impact of stock-based compensation in its notes and will not include such impact on its recorded earnings.

NOTE H-TAXES ON INCOME
The provision (recovery) for income taxes consists of the following:

                                         Federal         State         Foreign         Total
                                       _______________________________________________________
1995:
 Current                               ($   877,000)  ($  130,000)    $ 1,896,000   $  889,000
 Deferred                                   533,000       173,000         127,000      833,000
 Charge equivalent to tax benefit
  related to shares acquired by
  employees under stock options             249,000           -0-             -0-      249,000
                                       _____________  ____________   _____________ ___________
                                       ($    95,000)   $   43,000     $ 2,023,000   $1,971,000
                                       _____________  ____________   _____________ ___________
                                       _____________  ____________   _____________ ___________
1994:
 Current                                $ 5,799,000    $  973,000     $ 2,549,000   $9,321,000
 Deferred                              (  5,929,000)  ( 1,418,000)   (     97,000) ( 7,444,000)
 Charge equivalent to tax benefit
  related to shares acquired by
  employees under stock options               2,000         1,000             -0-        3,000
                                       _____________  ____________   _____________ ___________
                                       ($   128,000)  ($  444,000)    $ 2,452,000   $1,880,000
                                       _____________  ____________   _____________ ___________
                                       _____________  ____________   _____________ ___________
1993:
 Current                               ($   339,000)   $   62,000    ($   414,000) ($  691,000)
 Deferred                              (  3,110,000)  (   812,000)      2,099,000  ( 1,823,000)
 Charge equivalent to tax benefit
  related to shares acquired by
  employees under stock options              39,000         9,000             -0-       48,000
                                       _____________  ____________   _____________ ___________
                                       ($ 3,410,000)  ($  741,000)    $ 1,685,000  ($2,466,000)
                                       _____________  ____________   _____________ ___________
                                       _____________  ____________   _____________ ___________

                                (page 19)

The components of deferred income tax balances follow.
No valuation allowances were required.

                                        YEAR ENDED DECEMBER 31,
                                        1995            1994             1993
Contract accounting                      $ 7,353,000     $ 7,169,000     $ 15,294,000
Excess tax over book depreciation          2,811,000       2,765,000        2,824,000
Inventory valuation                     (    677,000)   (  1,141,000)   (   1,599,000)
Alternative minimum tax                          -0-             -0-    (      50,000)
State deferred taxes                    (    328,000)   (    269,000)   (     786,000)
Other, net                              (    435,000)   (    633,000)   (     348,000)
                                        _____________   _____________   ______________
                                         $ 8,724,000     $ 7,891,000     $ 15,335,000
                                        _____________   _____________   ______________
                                        _____________   _____________   ______________

A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income before income taxes and minority interest) is as follows:

                                                        1995         1994          1993
Federal statutory rate                                  34.0%        34.0%       ( 34.0%)
State income taxes net of federal tax benefit             .5       (  3.7 )      (  6.7 )
Benefit from nontaxable FSC income                    (  2.1 )     (  7.1 )      (  6.3 )
Effects of higher foreign income tax rates               1.3          2.5           5.6
Statutory federal rate increase to 35% on
 income over $10 million                                  -            -            2.6
Non-deductible Department of Justice settlement cost      -            -            4.3
Other, net                                            (   .3 )        1.4            .8
                                                      ________      _______      ________
Effective income tax rate                               33.4%        27.1%       ( 33.7%)
                                                      ________      _______      ________
                                                      ________      _______      ________

  Income tax payments, net of refunds, amounted to $2,138,000 in 1993 and $1,614,000 in 1995. Income tax refunds, net of payments, amounted to $940,000 in 1994. As of December 31, 1995 there was approximately $5.0 million of unpaid 1994 income taxes including interest owed to the IRS of which $1.9 million has been paid since December 31, 1995.
  As stated in Note J to the 1994 Annual Report, the IRS has disallowed prior years research and development credits of approximately $3.5 million (excluding interest) which the Company appealed. This matter was resolved with the IRS during the 4th quarter of 1995 for approximately $1.3 million including interest with no adverse effect on the results of operations.
  The Company has not provided deferred income taxes on cumulative unremitted earnings of foreign subsidiaries because of the availability of foreign tax credits which would eliminate the U.S. tax liability related to the inclusion of the foreign earnings. During 1995, $1.0 million of dividends were received from the Company's Argentine and Turkish subsidiaries.

NOTE I-NATURE OF OPERATIONS, EXPORT SALES, MAJOR CUSTOMERS, AND
FOREIGN OPERATIONS
  The Company operates predominantly in the electronics manufacturing industry. Aydin designs, manufactures and markets a wide range of telecommunications equipment, defense electronic systems and computer equipment and software, which are sold worldwide. Aydin generates approximately one-half of its sales from standard products and systems and the balance of its sales from custom-designed systems and equipment based on customers' specific requirements. Aydin offers a broad range of products due to its ability to combine analog microwave engineering methods with digital techniques and software. Export sales by geographic area are as follows:

                       1995          1994          1993
Asia                 $ 6,224,000   $ 6,788,000   $ 8,688,000
Africa                 4,003,000     2,553,000     2,301,000
Europe                18,273,000    27,137,000    42,220,000
North America          1,605,000     1,852,000       528,000
South America            376,000     1,005,000       475,000
Other                    263,000       384,000       844,000
                     ___________   ___________   ___________
 Total export sales  $30,744,000   $39,719,000   $55,056,000
                     ___________   ___________   ___________
                     ___________   ___________   ___________

  The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to U.S. Government agencies, principally the Department of Defense, amounted to $44,309,000, $42,015,000 and $38,600,000 in 1995, 1994 and 1993, respectively. Sales to the Government of Turkey amounted to $16,549,000, $24,888,000 and $45,134,000 in 1995, 1994 and 1993, respectively. Sales to CTI amounted to $15,739,000 in 1994.
  Foreign assets included in the consolidated balance sheet amounted to $25.6 million, $25.2 million and $22.9 million at December 31, 1995, 1994 and 1993, respectively. Of these amounts, $.4 million, $6.7 million, and $10.0 million, at December 31, 1995, 1994 and 1993, respectively, is cash and short-term investments of the Company's Turkish subsidiary consisting of U.S. dollar denominated interest-bearing time deposits. Foreign sales and pretax income for 1995 was $28.9 million and $5.4 million, respectively, of which substantially all of the income comes from the Company's Turkish subsidiary. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively, of which $21.1 million and $2.1 million, respectively, was for the Argentina subsidiary. Foreign sales and pretax income for 1993 amounted to $23.0 million and $3.9 million, respectively.
  Under the contract with the Government of Turkey, the Company received total advance payments of $56 million in October 1990 to be applied against future billings over the period of contract performance, approximately six to seven years. The contract provides for price escalation based on U.S. and Turkish inflation and exchange rates. The impact on 1995 pre-tax results of the changes in these inflation and exchange rates and the resulting effect on estimated contract costs to go was to add $375,000 to pre-tax results. No material adverse impact on near-term future results is expected from these factors.

                                (page 20)

  At December 31, 1995, unbilled revenue on the TMRC contract, net of advance payments, amounted to approximately $19 million. Accounts receivable amounted to approximately $23 million of which $7.9 million is for equipment billed over one year ago which the customer contends is not yet needed. The balance of the accounts receivable is primarily for system software. Significant delays have been experienced in obtaining delivery from the software subcontractor but the software has been conditionally accepted since the end of the year. This concentration of billed and unbilled receivables ($42 million) and the remaining contract backlog ($41 million) at December 31, 1995 from the Government of Turkey represents a current vulnerability to the Company based on the current political environment. However, management believes that the government of Turkey has the intent and ability to fulfill its obligations and approximately $13 million has been paid since December 31, 1995.

NOTE J-CONTINGENCIES
  The Company along with others is responsible for the cost of cleanup at a site leased by the Company prior to 1984 under an order of the State of California. The cost to date for the cleanup of the California site over the past eleven years has been approximately $7.4 million. Settlement has been reached with three of four insurance carriers for approximately $6.7 million which was received during 1993 and applied to the cleanup costs previously incurred and cost to go. A court has granted a declaratory judgment requiring the fourth carrier to pay all cleanup costs in excess of the $6.7 million already received. This judgment is being appealed by the fourth carrier. Management believes the ultimate resolution of this entire matter will not have a materially adverse effect on the financial position or results of operations.
  During 1995 a subcontractor to the Company in the TMRC program with the Government of Turkey filed a demand for arbitration alleging a breach of contract and equitable adjustment of $12.4 million. The Company has filed a claim against the subcontractor for an amount in excess of the subcontractor's claim. Both arbitration claims are on hold pursuant to an interim settlement agreement between the parties. Based on discussions with its outside counsel, management believes that it has meritorious defenses and counterclaims and expects the outcome to have no material adverse impact on the Company's financial position.

NOTE K - SETTLEMENT WITH THE DEPARTMENT OF JUSTICE
  On January 5, 1994, the Company reached settlement agreements with the U.S. Army and the Department of Justice ("DOJ") with reference to the AN/GRC-222 microwave radio contract. The total impact on pretax income of this settlement was approximately $14,819,000, which is included in 1993 cost of sales. The additional work and the related expenditures are being incurred over a period of three years or longer.


REPORT OF INDEPENDENT AUDITORS
Report of Grant Thornton LLP
Independent Auditors

Stockholders and Board of Directors
Aydin Corporation

  We have audited the consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for the two year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Aydin Corporation and subsidiaries for the year ended December 31, 1993 were audited by other auditors whose report dated February 25, 1994, expressed an unqualified opinion on those statements.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aydin Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the two year period then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
February 26, 1996 except as to Note A for which the date is
March 22, 1996

                                (page 21)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                    Aydin Corporation and Subsidiaries

LIQUIDITY AND SOURCES OF CAPITAL
  Cash used by operations during 1995 was $8.0 million. The primary reason for the negative cash flow has been delays of in excess of one year in obtaining delivery from the software subcontractor of the software for the TMRC-C3 contract with the Government of Turkey. These delays have held up collection from the customer of approximately $26 million, of which approximately $8 million is payable to the software subcontractor. The software has been conditionally accepted by the customer and approximately $13 million has been paid since December 31, 1995 (out of $23.5 million of TMRC-C3 December 31, 1995 accounts receivable). Most of the balance of this accounts receivable represents equipment shipped over one year ago and for which there is a dispute with the customer as to when payment is due although the amount due is not disputed.
  The major component of the $8.0 million of cash used by operations during 1995 was a net increase of $9.9 million in the aggregate of accounts receivable and unbilled revenue of which $1.7 million related to the TMRC-C3 program and $8.2 million related to non-TMRC activity reflecting increased sales volume during 1995 in contracts other than TMRC.
  As is explained in Note D, the Company had an unused line of credit available at December 31, 1995 of $1.1 million to be used mostly for letter of credit borrowing. A $4.5 million addition to this line was approved since December 31, 1995 for letter of credit and cash borrowing. Use of this line will require payment of the Company's two remaining mortgages of $1.1 million to collateralize the property against this credit line.
  Of the $11.7 million of restricted cash at December 31, 1995, approximately $9.2 million is collateral being held at a bank against a letter of credit on the Turkish contract and $2.5 million is being held as collateral against $5.5 million of short-term bank borrowings outstanding at December 31, 1995. The banks have required payment of these short-term bank borrowings. The Company anticipates making full payment of these bank loans during the first half of 1996. Further, the Company is under agreement with the IRS to pay approximately $5 million in income taxes during 1996, in installments. The Company is seeking additional new banking arrangements to augment its future potential operating needs on terms that are acceptable to the Company.
  Cash provided from operations during 1994 was $22.8 million. In addition to the net income, the primary reason for the positive cash flow was a $11.6 million decrease in unbilled revenue mainly because of an excess of billings rendered on the TMRC-C3 contract with the Government of Turkey versus costs incurred and resulting revenue recorded for this contract.
  The positive cash from operations in 1994 was used to repay $15.0 million of short-term bank debt and purchase capital equipment of $4.4 million.
  The $18.2 million of restricted cash at December 31, 1994 is required to be maintained as collateral against letters of credit on the Turkish and other contracts.

RESULTS OF OPERATIONS
  1995 versus 1994: Net sales for 1995 declined by 1% from 1994. U.S. Government sales, although still depressed, increased to 32% of total sales from 29% last year. Export and foreign sales decreased to 41% of total sales from 53% last year primarily because of lower sales of the Argentine subsidiary compared to last year's unusually high level and a slow-down in sales on the TMRC-C3 contract. Domestic industrial sales increased to 27% of total sales from 18% last year because of higher commercial color CRT monitors and telecommunication sales.
  Backlog at December 31, 1995 was approximately $106 million as compared to $134 million a year ago. There is an additional $150 million of backlog which is subject to prototype approval and the receipt of production quantity releases, which are expected to be received over several years. The Company has additional production options not included in the above figures. The TMRC-C3 contract backlog amounted to $41 million and $52 million, respectively, at December 31, 1995 and 1994.
  Research and Development costs increased by $1.4 million (28%) during 1995 because of expanded development efforts in telecommunication systems. Additionally, $586,000 of software development costs related to the telecommunication R&D was capitalized during 1995 in accordance with Financial Accounting Standard 86.
  As was previously mentioned in Note I, the TMRC-C3 contract provides for price escalation based on U.S. and Turkish inflation and exchange rates. The impact on 1995 pre-tax results of the changes in these inflation and exchange rates and the resulting effect on estimated contract costs to go was to add $375,000 to pre-tax results. No material adverse impact on near-term future results is expected from these factors.
  The effective income tax rate increased to 33.4% for 1995 compared to 27.1% for 1994. The higher rate for 1995 is primarily the result of a reduced 1995 benefit from non-taxable Foreign Sales Corporation income and higher state income taxes in 1995 compared with 1994.
  A substantial portion of the consolidated net income for both 1995 and 1994 was generated by the Turkish subsidiary, 82% for 1995 and 63% for 1994. Based on the subsidiary's backlog of December 31, 1995, which primarily consists of the TMRC-C3 contract, the subsidiary is expected to generate comparable earnings for 1996.
  1994 versus 1993: Net sales for 1994 were basically flat compared to 1993. U.S. Government sales, although still depressed, increased to 29% of total sales from 27% last year. Export and foreign sales declined to 53% of total sales from 56% last year because of a slow down in sales on the TMRC-C3 contract, partially offset by higher sales at the Company's South American subsidiary. There is no assurance that the higher level of sales and earnings at the Argentina subsidiary will continue. Domestic industrial sales increased slightly to 18% of total sales from 17% last year.
  Cost of sales, other than the settlement with the Department of Justice, as a percentage of sales was essentially the same as last year. Costs incurred during 1994 against the settlement amounted to $3,994,000 and have been charged against the settlement liability established at December 31, 1993. During 1994 the settlement liability was further reduced by $403,000, reflecting a decrease in the December 31, 1993 estimate of ultimate costs to be incurred.
  Selling, general and administrative expenses increased by $902,000 (4%) in 1994 primarily as a result of a higher level of proposal activity and resulting proposal costs.
  The effective income tax rate was 27% for 1994 compared to a 34% benefit for 1993. The lower rate for 1994 is primarily the result of the impact on the rates of the 1993 pretax loss compared to pretax income in 1994.

                                (page 22)

                         SELECTED FINANCIAL DATA
                    Aydin Corporation and Subsidiaries

($000 omitted except for per share amounts)

                            1995          1994          1993*         1992          1991**
For the Year:
 Net sales                  $ 140,607     $ 142,441     $ 141,475     $ 145,221     $ 158,544
 Cost of sales                102,391       104,270       118,554 *     101,452       113,329
 Income (loss) before
  income taxes and
  minority interest             5,908         6,927    (    7,312)*      12,281        17,195
 Net income (loss)              3,930         5,047    (    4,967)*       7,062        10,787
 Earnings (loss) per share        .77          1.01    (     1.00)*        1.40          2.13
 Cash dividend per share         -0-           -0-           -0-           .50           .50
 Return on average
  stockholders equity              4%            5%    (       5%)           7%           12%

At Year End:
 Total Assets               $ 166,860     $ 166,078     $ 169,721     $ 172,332     $ 154,493
 Working Capital               85,615        81,786        76,506        80,578        82,287
 Long-term debt                   770         1,549         1,902         2,295         2,688
 Stockholders' equity         104,573        99,217        93,959        98,421        94,707
 Stockholders' equity
   per share                    20.46         19.88         18.86         19.93         19.14

* Cost of sales includes a fourth quarter 1993 charge of $14,819,000 in connection with a settlement reached with the Department of Justice. After tax, this charge amounted to $9,430,000 or $1.90 per share.

** In the fourth quarter of 1991, the Company adopted Statement of Financial Accounting Standard (FAS) No. 109. The effect of adoption of FAS No. 109 was not material.

                         QUARTERLY FINANCIAL DATA

($000 omitted except for per share amounts)

                                1st          2nd           3rd           4th          Year
1995:
Net sales                    $ 35,588      $ 36,494      $ 32,932      $ 35,593     $ 140,607
Cost of sales                  25,937        26,661        24,014        25,779       102,391
Income before income taxes
and minority interest           1,835         1,665         1,077         1,331         5,908
Net income                      1,191         1,073           774           892         3,930
Earnings per share                .24           .21           .15           .17           .77

                                 1st           2nd           3rd           4th          Year
1994:
Net sales                    $ 33,975      $ 38,635      $ 35,053      $ 34,778     $ 142,441
Cost of sales                  25,455        28,283        24,931        25,601       104,270
Income before income taxes      1,867         1,686         2,158         1,216         6,927
Net income                      1,193         1,272         1,304         1,278*        5,047
Earnings per share                .24           .25           .26           .26*         1.01

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

                                (page 23)

                           COMMON STOCK PRICES
                    Aydin Corporation and Subsidiaries

Aydin Corporation is listed on the New York Stock Exchange, symbol AYD.

1995:               High       Low            1994:               High       Low
Fourth Q           17 3/4     14 3/4          Fourth Q           13 1/2     10 1/8
Third Q            19 3/4     14 1/8          Third Q            11 3/8     10 1/8
Second Q           15 3/4     14 1/8          Second Q           13 3/8     10 5/8
First Q            15         11 1/2          First Q            14 1/4     11 7/8


STOCKHOLDER AND DIVIDEND INFORMATION
  Aydin has approximately 6,000 stockholders of record and individual participants in security position listings. Aydin has no present plans to pay any special cash dividends.

ANNUAL MEETING
  The Company's Annual Meeting of Stockholders will be held on Friday, April 26, 1996, at 3:00 p.m., in the Corporate Office at 700 Dresher Road, Horsham, Pennsylvania. Stockholders are cordially invited to attend the Annual Meeting.

FORM 10K
  A copy of Aydin Corporation's Annual Report on Form 10K may be obtained without charge by writing to Aydin Corporation, 700 Dresher Road, P.O. Box 349, Horsham, PA 19044, Attn:
  Investor Relations.

HISTORY OF OPERATIONS *

                           Cost of        Income   Income(Loss)
Year         Net Sales      Sales         (Loss)     Per Share
1995       $140,607,000  $102,391,000   $ 3,930,000   $ .77
1994        142,441,000   104,270,000     5,047,000    1.01
1993**      141,475,000   118,554,000   ( 4,967,000)  (1.00)
1992        145,221,000   101,452,000     7,062,000    1.40
1991        158,544,000   113,329,000    10,787,000    2.13
1990        142,269,000    99,873,000     7,465,000    1.51
1989        157,486,000   108,665,000     9,190,000    1.81
1988        169,655,000   120,733,000     8,368,000    1.66
1987***     149,240,000   101,634,000     8,803,000    1.56
1986        136,791,000    90,539,000     6,952,000    1.21
1985        133,019,000    92,094,000     3,799,000     .57
1984****    137,500,000    90,811,000     8,965,000    1.30
1983        152,911,000   101,158,000    15,778,000    2.21
1982        124,308,000    84,910,000    10,284,000    1.46
1981        100,424,000    70,611,000     6,321,000     .90
1980        102,908,000    75,753,000     7,319,000    1.05
1979         64,167,000    45,599,000     4,062,000     .59
1978         47,443,000    33,566,000     2,676,000     .40
1977         51,436,000    36,864,000     3,457,000     .53
1976         42,413,000    31,752,000     2,072,000     .33
1975         35,426,000    28,032,000       910,000     .13
1974         32,569,000    23,750,000     1,646,000     .26
1973         28,324,000    20,474,000     1,380,000     .19
1972         22,176,000    17,414,000       386,000     .03
1971         15,632,000    12,251,000      (538,000)   (.13)
1970         16,301,000    13,115,000    (1,297,000)   (.27)
1969         12,733,000     9,052,000       468,000     .09
1968          4,380,000     3,121,000       175,000     .05
1967
 (3 months)   1,528,000     1,142,000        75,000      -

* Discontinued operations and extraordinary items are excludedfrom above table.

** As a result of a settlement with the Department of Justice, there was a pretax charge of $14,819,000 or $9,430,000 after tax ($1.90 per share).

*** Excludes cumulative effect on prior years to December 31, 1986 of adopting new method of accounting for income taxes.

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

                                (page 24)

                                                     Exhibit 21

                        SUBSIDIARIES OF REGISTRANT


NAME (and name under which        JURISDICTION      PERCENTAGE
they do business-same)            OF INCORPORATION  OWNED

______________________________    ________________  __________
Aydin Controls (U.K.) Limited     United Kingdom     100%
Aydin, S.A.                       Argentina           80%
Aydin Foreign Sales Limited       Guam               100%
Aydin Investments, Inc.           Delaware           100%
Aydin Yazilim ve Elektronik
      Sanayi A.S.                 Turkey             100% (1)

(1) Ninety nine (99%) percent of the 100% is owned by registrant's wholly owned subsidiary, Aydin Investments, Inc.

                                                   Exhibit 23.1

                     CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Aydin Corporation:

We consent to incorporation by reference in Registration Statement Numbers: 33-61537, 33-53549, 33-34863, 33-22016, 33-
14284, 2-97645, 2-93603, 2-77623, and 2-64093 on Form S-8 of
Aydin Corporation of our reports dated February 26, 1996, except as to Note A for which the date is March 22, 1996 relating to the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations and cash flows, and related schedules for the year ended December 31, 1995, which reports appear in or incorporated by reference in the 1995 annual report on Form 10-K of Aydin Corporation.

/s/ Grant Thornton LLP
 Grant Thornton LLP

Philadelphia, Pennsylvania
March 27, 1996

                                                 Exhibit 23.2

                     CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Aydin Corporation:

We consent to incorporation by reference in the Registration Statement Numbers: 33-61537, 33-53549, 33-34863, 33-22016, 33-
14284, 2-97645, 2-93603, 2-77623, and 2-64093 on Form S-8 of
Aydin Corporation of our report dated February 25, 1994, relating to the consolidated statements of operations and cash flows and related schedule of Aydin Corporation and subsidiaries for the year ended December 31, 1993, which report appears in the 1995 annual report on Form 10-K of Aydin Corporation.

/s/ KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
March 27, 1996

                                                 Exhibit 99.1

                       INDEPENDENT AUDITORS' REPORT


Under date of February 26, 1996, except as to Note A for which the date is March 22, 1996, we reported on the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.


/s/ Grant Thornton LLP
 Grant Thornton LLP

Philadelphia, Pennsylvania
February 26, 1996 except as to Note A
for which the date is March 22, 1996

                                                   Exhibit 99.2

                       INDEPENDENT AUDITORS' REPORT

Stockholders and  Board of Directors
Aydin Corporation

We have audited the consolidated statements of operations and cash flows of Aydin Corporation and subsidiaries for the year ended December 31, 1993 which financial statements are incorporated by reference in this Form 10-K from the Company's 1995 Annual Report to Stockholders. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index for the year ended December 31, 1993. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aydin Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
February 25, 1994

