Form 10-Q
period 1996-03-30
AYDIN CORP
filed 1996-05-14
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.

                              May  14, 1996
                              (VIA EDGAR)

SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q First Quarter 1996
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the First Quarter ending March 30, 1996.

                               Sincerely,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

RAC:sbk
Enclosures

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended         March 30, 1996

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________ to __________

Commission file number     1-7203

                            AYDIN CORPORATION
__________________________________________________________________

   (Exact name of registrant as specified in its charter)

     DELAWARE                                  23-1686808
__________________________________________________________________

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
__________________________________________________________________

(Address of principle executive offices)             (Zip Code)

                             (215) 657-7510
__________________________________________________________________

          (Registrant's telephone number, including area code)

__________________________________________________________________

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

Shares of common stock, $1.00 par value, outstanding as of May 10, 1996.
                          ______5,132,800______

                               AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 2 through 5 of the "1996 First Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month period ended March 30, 1996 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 6 of the "1996 First Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended March 30, 1996 and April 1, 1995 were 5,162,831 and 5,040,676, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition (3/30/96 versus 12/31/95)

Accounts receivable decreased by $15.5 million primarily because of $14.5 million of collections during the quarter on the TMRC Contract with the Government of Turkey. Most of these collections were for the software on this contract, the acceptance for which had been delayed in excess of one year.

Accounts payable decreased by $10.3 million primarily because of payment of approximately $8 million to the TMRC software subcontractor.

Current accrued and deferred income taxes decreased by $2.2 million primarily because of payments made to the IRS.

Long-term debt (including current maturities) consisting of mortgages of $1.1 million was paid off during the quarter, and the properties involved were used as collateral against a $4.5 million line of credit put in place during the quarter. During April $3.0 million of the line of credit was used.

Of the $11.8 million of restricted cash at 3/30/96, approximately $9.2 million was being held as collateral by a bank against the TMRC contract, and $2.5 million was held as collateral against the $5.2 million of short-term bank debt at 3/30/96. During April, $5.0 million of the short-term bank debt was paid off.

Although the Company's liquidity and financial flexibility have improved since year-end with the TMRC collections during the quarter, they continue to be adversely affected by amounts still due from the Government of Turkey.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and from some borrowings in the foreseeable future.

(2)  Material Changes in Operations (1st Quarter 1996 vs. 1995)

Cost of sales as a percentage of sales decreased to 69.8% from 72.9% primarily because estimated costs at completion on a major contract substantially completed during the quarter exceeded actual costs incurred.

Selling, general and administrative expenses increased by $ 576 thousand (9%) primarily because of increased provisions for doubtful accounts receivable.

Research and development costs increased by $881 thousand (61%) because of expanded continuing development efforts in telecommunications products.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3, "Legal Proceedings," in
         Registrant's Annual Report on Form 10-K, Part I, for the year ended December 31, 1995, regarding the arbitration cross claims of Loral Defense Systems-Eagan and the Registrant. There has been no change in the status of that matter.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  The Registrant held its Annual Meeting of Stockholders on
          April 26, 1996.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.

     (c) The matters voted upon and the results of the voting were as follows:

          (1)  Election of Directors

                                    For        Withheld      Broker
                                                            Non-Votes
           I. Gary Bard           4,004,585     28,232      None.
           Nev A. Gokcen          4,004,585     28,232      None.
           Ayhan Hakimoglu        4,004,585     28,232      None.
           Donald S. Taylor       4,004,585     28,232      None.
           Harry D. Train II      4,004,585     28,232      None.
           John F. Vanderslice    4,004,585     28,232      None.

          (2)  To approve Individual Non-Qualified Stock Options.

           For           Against       Abstain       Broker Non-Votes
           3,505,067     499,152        28,598        None

ITEM 5.        OTHER INFORMATION

     (a) On May 6, 1996, Ayhan Hakimoglu, the Registrant's Chairman of the Board and Chief Executive Officer, announced that he completed the sale of his 11.7% interest in the Registrant's Common Stock to EA Industries, Inc., West Long Branch, New Jersey and resigned as an officer and director of the Registrant and its subsidiaries.

               The Registrant's Board of Directors appointed Mr. I. Gary Bard, currently a director of the Registrant, to succeed Mr. Hakimoglu as Chairman of the Board and Chief Executive Officer of the Registrant. The Board also appointed Mr. Irwin L. Gross, Chairman of the Board of EA Industries, Inc., as a Director of the Registrant to fill the vacancy on the Board created by Mr. Hakimoglu's resignation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -         None
          Exhibit 3(i) -      Restated Certificate of Incorporation
                              (filed as Exhibit 3(i) to Registrant's
                              Annual Report on Form 10-K for the year
                              ended December 31, 1994 and incorporated
                              herein by reference).
          Exhibit 3(ii) -     By-Laws (filed as Exhibit 3(ii) to
                              Registrant's Annual Report on Form 10-K
                              for the year ended December 31, 1994 and
                              incorporated herein by reference).
          Exhibit 4 -         None
          Exhibit 10 -        None
          Exhibit 11 -        None
          Exhibit 15 -        Letter re unaudited interim financial
                              information
          Exhibit 18 -        None
          Exhibit 19 -        "1996 FIRST QUARTER REPORT" to
                              Stockholders
          Exhibit 22 -        None
          Exhibit 23 -        None
          Exhibit 24 -        None
          Exhibit 27 -        Financial Data Schedule (electronic
                              filing only)
          Exhibit 99 -        None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the First Quarter
          1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AYDIN CORPORATION

DATE   May 14, 1996                  /s/ Herbert Welber
                                     Herbert Welber, Controller

DATE   May 14, 1996                  /s/ Robert A. Clancy
                                     Robert A. Clancy, Secretary

                            AYDIN CORPORATION
                       FORM 10-Q QUARTERLY REPORT

                              EXHIBIT INDEX

N0.         DESCRIPTION OF EXHIBIT

15          Letter re unaudited interim financial information

19          1996 First Quarter Report to Stockholders

27          Financial Data Schedule

                                                      Exhibit 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of March 30, 1996 and for the three-month periods ended March 30, 1996 and April 1, 1995, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated April 26, 1996. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended March 30, 1996 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284; 2-97645; 2-93603; 2-77623;
2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.



/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
May 13, 1996

                                                       Exhibit 19

Dear Stockholder:

     Aydin's sales for the first quarter of 1996 were $36,283,000, representing a slight increase compared to $35,588,000 in the same period last year. Net income for the first quarter of 1996 was $963,000, a decrease as compared to $1,191,000 in last year's first quarter. Earnings per share for the first quarter of 1996 were $.19, a decrease as compared to $.24 per share in the first quarter of 1995.

     Backlog at the end of the first quarter of 1996 was $95 Million, a decrease from $106 Million at the end of 1995. There is an additional $150 million of backlog which is subject to prototype approval and the receipt of production quantity releases which are estimated to be received over several years. The Company also has additional production options not included in the above figures.

     During the quarter, Aydin was awarded a contract valued at $3 Million from a Swedish Company, Forsvarets Materielverk (FMV), to supply Digital Microwave Line-of-Sight (LOS) Radios. Aydin also received several smaller orders and contracts as well.

     In addition to the previously mentioned awards, management remains optimistic regarding several large contracts which have been mentioned in recent months. Many smaller contracts and opportunities are also being pursued, all of which have significant potential for Aydin.

     The TMRC contract with the Turkish Government is in the final phase. Due to preliminary acceptance of software and resulting recent payments made to us on this contract, Aydin's cash flow has made some improvements. There is approximately $37 Million of work left on this program, most of which should be completed this year.

     Restricted cash as shown on the Assets page was approximately $11.8 Million on March 30, 1996. As of this date it has been reduced to approximately $8 Million. The reduction has been used primarily to reduce short-term loans.

                                        /s/ Ayhan Hakimoglu
                                        Ayhan Hakimoglu
                                        Chairman of the Board

April 26, 1996
                                   (page 1)

                   AYDIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for per share amounts)

                                         3 Months Ended
                                  March 30, 1996     April 1, 1995
                                   (Unaudited)        (Unaudited)
NET SALES                         $ 36,283           $ 35,588
COST AND EXPENSES
 Cost of Sales                      25,308             25,937
 Selling, general
   and administrative                7,100              6,524
 Research and development            2,230              1,449
 Interest expense (income), net        204               (157)
                                   _______             ______
   Total                            34,842             33,753
                                   _______             ______

INCOME BEFORE INCOMES TAXES
AND MINORITY INTEREST                1,441              1,835

INCOME TAXES                           472                636
                                   _______             ______

INCOME BEFORE
MINORITY INTEREST                      969              1,199

LESS MINORITY INTEREST                   6                  8
                                   _______             ______

NET INCOME                        $    963            $ 1,191
                                   _______             ______
                                   _______             ______

EARNINGS PER SHARE                $   .19                 .24
                                   _______             ______
                                   _______             ______

                                   (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       March 30, 1996   Dec. 31, 1995
                                       _____________    _____________
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1996, $7,700; 1995, $3,569           $   3,439         $  4,638
Short-term investments                   11,793           11,672
Accounts receivable                      37,675           53,216
Unbilled revenue, after
 progress billings                       49,400           46,927
Inventories:
 Raw materials                           11,551           11,581
 Work-in-process                          8,523            7,965
 Finished product                         3,283            3,234
Prepaid expenses                          1,467            1,577
                                       ________          ________
   Total current assets                 127,131          140,810
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1996, $58,831; 1995, $59,055            24,697           25,624
OTHER ASSETS                                425              426
                                       ________          ________

    TOTAL ASSETS                       $152,253         $166,860
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1995 balance sheet has been derived from the audited financial statements contained in the 1995 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in contingency disclosures and although the Company's liquidity and financial flexibility have improved since year end, they continue to be adversely affected by amounts due from the Government of Turkey. Pretax income for the first quarter includes foreign currency translation gains relating to the Turkish subsidiary of $219,000 for 1996 and $109,000 for 1995.

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            March 30, 1996    Dec. 31, 1995
                            _____________    _____________
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    -0-           $    342
 Short-term bank debt         5,186              5,486
 Accounts payable            18,873             29,222
 Accrued liabilities          7,531              7,370
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     1,402              2,843
 Accrued and deferred
  income taxes                7,737              9,932
                           ________            _______
Total current liabilities    40,729             55,195
LONG-TERM DEBT,
 less current maturities        -0-                770
DEFERRED INCOME TAXES         5,906              6,232
MINORITY INTEREST                96                 90
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1996,
  5,115,625 shares;
  1995, 5,112,127 shares      5,116              5,112
 Additional paid-in capital   2,237              2,188
 Retained earnings           98,846             97,883
 Foreign currency
  translation effects          (667)              (610)
                           ________            _______
    Stockholders' equity    105,522            104,573
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $152,253           $166,860
                           ________            _______
                           ________            _______

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                 Three Months Ended
                           March 30, 1996     April 1, 1995
                           _____________      _____________
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                 $     963          $   1,191
Items not affecting cash:
 Depreciation and
   amortization                  852                842
 Deferred income taxes           150                142
 Minority Interest                 6                  8
 Gain on sale of facility       (216)               -0-
 Other                           (66)               108
Changes in certain
working capital items:
 Accounts receivable          15,541              1,364
 Unbilled revenue             (2,473)            (8,942)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                     (1,441)            (1,991)
 Inventories                    (577)              (781)
 Prepaid expenses                110               (314)
 Accounts payable and
  accrued liabilities        (10,188)              (690)
 Accrued income taxes         (2,671)               722
                            ________           _________
 CASH USED BY
    OPERATING ACTIVITIES         (10)            (8,341)

INVESTING ACTIVITIES
Net property, plant and
 equipment additions            (868)              (656)
Proceeds from sale
 of facility                   1,159                -0-
                            ________           _________
  CASH PROVIDED (USED) BY
     INVESTING ACTIVITIES        291               (656)

FINANCING ACTIVITIES
Release of collateral on
 restricted cash                (121)             2,287
Principal payments on
 long-term debt               (1,112)              (154)
Net repayments of
 short-term borrowings          (300)            (1,000)
Purchase of Treasury Shares      -0-                (52)
Minority investment in
 consolidated subsidiary         -0-                103
Proceeds from exercise of
 stock options                    53                 78
                            ________           _________
  CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES     (1,480)             1,262
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                  (1,199)            (7,735)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR          4,638              9,771
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  3,439           $  2,036
                            ________           _________
                            ________           _________

                                (page 5)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of March 30, 1996 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 30, 1996 and April 1, 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 26, 1996 except as to Note A for which the date is March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
April 26, 1996
_________________________________________________________________

     A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation
                                (page 6)