Form 10-Q
period 1996-06-29
AYDIN CORP
filed 1996-08-13
CIK 8919

AYDIN CORPORATION

   Telephone                                     700 Dresher Road
(215) 657-7510                                     P.O. Box 349
    FAX                                          Horsham, PA 19044
(215) 657-3830                                        U.S.A.

                              August 13, 1996
                              (VIA EDGAR)

SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn:  Filing Desk, Stop 1-4

RE:   Form 10-Q Second Quarter 1996
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Second Quarter ending June 29, 1996.

                               Sincerely,

                               /s/ Robert A. Clancy

                               Robert A. Clancy
                               Secretary and
                               Corporate Counsel

PAGE

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended _______June 29, 1995______________
                                     OR

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

YES      X               NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, $1.00 par value, outstanding as of August 13,
1996

                                  5,133,400

                              AYDIN CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Note. These condensed consolidated financial statements for the three and six month periods ended June 29, 1996 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report is attached.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options except for loss periods where their effect would be antidilutive. The number of shares used in the computation of earnings per share for the three months ended June 29, 1996 and July 1, 1995 were 5,121,961 and 5,091,372, respectively, and for the six-month periods then ended 5,118,671 and 5,001,563, respectively.


                       AYDIN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($000 omitted except for per share amounts)

                        Three Months Ended         Six Months Ended

                        6/29/96    7/01/95         6/29/96   7/01/95

                           (Unaudited)               (Unaudited)
NET SALES              $ 26,706    $ 36,494     $ 62,989     $72,082
COST AND EXPENSES
 Cost of sales           25,228      26,661       50,536      52,598
 Selling, general
   and administrative     8,289       6,221       15,389      12,745
 Research and development 2,321       1,772        4,551       3,221
 Interest expense, net      220         175          424          18
                        _______     _______      _______      _______
   Total                 36,058      34,829       70,900      68,582
                        _______     _______      _______      _______

INCOME (LOSS) BEFORE
 INCOME TAXES (BENEFIT)
 AND MINORITY INTEREST   (9,352)      1,665       (7,911)      3,500
INCOME TAXES (BENEFIT)   (2,232)        581       (1,760)      1,217
                        _______     _______      _______      _______

INCOME (LOSS) BEFORE
  MINORITY INTEREST      (7,120)      1,084       (6,151)      2,283
LESS MINORITY INTEREST      (96)         11          (90)         19
                        _______     _______      _______      _______

NET INCOME (LOSS)        (7,024)    $ 1,073     $ (6,061)    $ 2,264
                        _______     _______      _______      _______
                        _______     _______      _______      _______
EARNINGS (LOSS)
 PER SHARE             ($  1.37)    $   .21    ($  1.18)     $   .45
                        _______     _______      _______      _______
                        _______     _______      _______      _______



                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       June 29, 1996    Dec. 31, 1995
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1996, $1,180; 1995, $3,569           $   2,099      $     4,638
Restricted cash                           7,721           11,672
Accounts receivable                      34,532           53,216
Unbilled revenue, after                  46,941           46,927
 progress billings
Inventories:
 Raw materials                           11,295           11,581
 Work-in-process                          7,746            7,965
 Finished product                         3,595            3,234
Prepaid expenses                          1,494            1,577
                                       ________          ________
   Total current assets                 115,423          140,810
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1996, $59,510; 1995, $59,055            24,902           25,624
OTHER ASSETS                                426              426
                                       ________          ________

    TOTAL ASSETS                       $140,751       $  166,860
                                       ________          ________
                                       ________          ________
__________________________________________________________________


                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                             June 29, 1996    Dec. 31, 1995
                             (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt             $  - 0 -           $    342
 Short-term bank debt           5,414              5,486
 Accounts payable              18,592             29,222
 Accrued liabilities            7,512              7,370
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                       3,263              2,843


 Accrued and deferred
  income taxes                  1,681              9,932
                             ________            _______
Total current liabilities      36,462             55,195
LONG-TERM DEBT,
 less current maturities          -0-                770
DEFERRED INCOME TAXES           5,677              6,232
MINORITY INTEREST                 -0-                 90

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1996,
  5,125,900 shares;
  1995, 5,112,127 shares        5,126              5,112
 Additional paid-in capital     2,356              2,188
 Retained earnings             91,822             97,883
 Foreign currency
  translation effects            (692)              (610)
                             ________            _______
    Stockholders' equity       98,612            104,573
                             ________            _______
TOTAL LIABILITIES
  AND EQUITY                 $140,751           $166,860
                             ________            _______
                             ________            _______

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                      Six Months Ended
                           June 29, 1996      July 1, 1995
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)          $  (6,061)           $ 2,264
Items not affecting cash:
 Depreciation and
   amortization                1,603              1,608
 Deferred income taxes           300                200
 Minority Interest               (90)                19
 Gain on sale of facility       (216)               -0-
 Other                           (82)                12
Changes in certain
  working capital items:
 Accounts receivable          18,684              1,021
 Unbilled revenue                (14)           (10,645)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                        420             (1,960)
 Inventories                     144               (277)
 Prepaid expenses                 83                  3
 Accounts payable and
  accrued liabilities        (10,488)               347
 Accrued income taxes         (9,106)              (226)
                            ________           _________
        Cash (Used) By
   Operating Activities       (4,823)            (7,634)

INVESTING ACTIVITIES
Net property, plant and
 equipment additions          (1,824)            (1,378)
Proceeds from sale of          1,159                -0-
 facility
                            ________           _________
          Cash (Used) By
     Investing Activities       (665)            (1,378)

FINANCING ACTIVITIES
Release of collateral on
 restricted cash               3,951              7,220
Principal payments on
 long-term debt               (1,112)              (723)
Net repayments of
 short-term borrowings           (72)            (1,000)
Purchase of Treasury Shares      -0-                (58)
Minority investment in
 consolidated subsidiary         -0-                103
Proceeds from exercise of
 stock options                   182                391
                            ________           _________
         Cash Provided By
     Financing Activities      2,949              5,933
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                  (2,539)            (3,079)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR          4,638              9,771
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $  2,099          $   6,692
                            ________           _________
                            ________           _________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1995 balance sheet has been derived from the audited financial statements contained in the 1995 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are changes in contingency disclosures as disclosed in Part II, Item I, "Legal Proceedings." The Company's liquidity and financial flexibility continues to be adversely affected by amounts due from the Government of Turkey. Pretax income for the six months includes foreign currency translation gains relating to the Turkish subsidiary of $456,000 for 1996 and $169,000 for 1995.

                 INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
                          INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

We have reviewed the condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of June 29, 1996, and the related condensed consolidated statements of operations and cash flows for the six month periods ended June 29, 1996 and July 1, 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Aydin Corporation and subsidiaries.

A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 26, 1996, except as to Note A for which the date is March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
August 7, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
         RESULTS OF OPERATIONS

(1)    Material Changes in Financial Condition (6/29/96 versus
12/31/95)

Accounts receivable decreased by $18.7 million primarily because of approximately $17 million of collections during the first half on the TMRC Contract with the Government of Turkey. Most of these collections were for the software on this contract, the acceptance for which had been delayed in excess of one year as of 12/31/95.

Accounts payable decreased by $10.6 million primarily because of payment of approximately $8 million to the TMRC software subcontractor.

Current accrued and deferred income taxes decreased by $8.3 million primarily because of $6.4 million of payments made to the IRS and the income tax benefit resulting from the first six months pre-tax losses.

Long-term debt (including current maturities) consisting of mortgages of $1.1 million was paid off during the first quarter, and the properties involved were used as collateral against a $4.5 million line of credit. As of 6/29/96, $4.0 million of this line of credit was used. The Company is currently in negotiations to put in place additional borrowing facilities.

The $7.7 million of restricted cash at 6/29/96 was being held as collateral by a bank against the TMRC contract.

The Company's liquidity and financial flexibility continued to be adversely affected during the first half by amounts still due from the Government of Turkey. Based on recently concluded agreements negotiated with the customer, the Company believes that most of the payment delays have now been resolved.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and additional borrowings.

(2)   Material Changes in Operations (2nd Quarter and Six Months 1996
versus 1995)

Net sales for the quarter decreased to $26.7 million from $36.5 million a year ago, a 27% decline. The lower sales reflects the decline in backlog from $123 million a year ago to $94 million at 6/29/96 in addition to sales reductions caused by a cost overrun on a major contract and a contract value reduction because of delays in completing the TMRC contract. Although additional cost overruns and contract value reductions are not expected, the reduced sales level is anticipated for the balance of the year as new management strives to rebuild the backlog. The net sales decline for the six months results almost entirely from the decreased sales of the second quarter.

Cost of sales for the quarter as a percentage of sales increased to
94.5%
from 73.1%, primarily because of the aforementioned cost overrun and contract value reductions in addition to provisions for inventory obsolesence and write downs of inventory to net realizable value. The increase in cost of sales as a percentage of sales for the six months results almost entirely from the increases of the second quarter.

Selling, general and administrative expenses increased by $2.1 million (34%) in the second quarter and $2.6 million (21%) in the six months. These increases resulted primarily from higher proposal costs, increased bad debts provisions and higher Argentine subsidiary S, G & A expenses.

Research and development costs increased by $549 thousand (31%) in the quarter and $1.3 million (41%) in the six months because of increased new product development in telecommunications and telemetry product lines.

Interest expense (net of interest income) increased by $406 thousand for the six months because of interest expense on taxes owed to the IRS and lower interest income at the Turkish subsidiary due to lower cash balances during 1996.

The effective income tax rates for the second quarter were a benefit of 23.9% for 1996 and a 34.9% rate for 1995. The effective rates for the six months were a benefit of 22.2% for 1996 and a 34.8% income tax rate for 1995. The lower rates for 1996 are primarily the result of foreign income (taxed at a higher rate than US income) being a smaller portion of 1996 pretax results than in 1995.


PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings," in Registrant's
Annual
Report on Form 10-K, Part I, for the year ended December 31, 1995, regarding the arbitration cross claims of Loral Defense Systems-Eagan ("Loral") and Registrant. On June 13, 1996, Loral filed an Amended Arbitration Demand, increasing its claim from $12.4 million to $18.4 million. On July 23, 1996, Registrant filed its Response to Loral's Amended Demand denying all of Loral's claims and filed its own Amended Arbitration Counterclaim Demand, seeking in excess of $65 million for Loral's misconduct in the performance of the subcontract between Registrant and Loral. The parties are in the process of selecting a panel of three arbitrators. The Registrant believes that it has meritorious defenses and counterclaims to Loral's claim.

The American Arbitration Association has established dates for the exchange of documents, completion of depositions and exchange of Pre-Hearing Briefs. The American Arbitration Association anticipates that hearings could be held in December 1996.

ITEM 5.     OTHER INFORMATION

On July 25, 1996, the Registrant's Board of Directors approved, subject to stockholder approval, the 1996 Equity Incentive Plan for the grant of incentive and nonqualified stock options to employees of the Registrant and established a reserve of 500,000 for issuance under the plan.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following is a list of Exhibits filed as part of this report:

       Exhibit 2 -    None
       Exhibit 3(i) - Restated Certificate of Incorporation (filed as Exhibit 3(i) to Registrant's Annual Report
                      on Form 10-K for the year ended
                      December 31, 1994 and incorporated herein by
                      reference).
       Exhibit 3(ii) -     By-Laws (filed as Exhibit 3(ii) to
                           Registrant's Annual Report on Form 10-K for
                           the year ended December 31, 1994 and
                           incorporated herein by reference).
       Exhibit 4 -    None
       Exhibit 10 -   None
       Exhibit 11 -   None
       Exhibit 15 -   Letter re unaudited interim financial
                      information
       Exhibit 18 -   None
       Exhibit 19 -   None
       Exhibit 22 -   None
       Exhibit 23 -   None
       Exhibit 24 -   None
       Exhibit 27 -   Financial Data Schedule (electronic filing
                      only)
       Exhibit 99 -   None

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the Second Quarter of 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AYDIN CORPORATION

DATE     August 13, 1996          /s/ Herbert Welber
                                  Herbert Welber, Controller



DATE     August 13, 1996           /s/ Robert A. Clancy
                                  Robert A. Clancy, Secretary

                                                          EXHIBIT 15

Securities and Exchange Commission
Washington, D.C. 20549

We have made a review of the condensed financial statements of Aydin Corporation and subsidiaries as of June 29, 1996, and for the three-month and six-month periods ended June 29, 1996 in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated August 7, 1996. We are aware that such financial statements and our above-mentioned report appearing in the
Form 10-Q of Aydin Corporation for the quarter ended June 29, 1996 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284; 2-97645; 2-93603;
2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
August 7, 1996