Form 10-Q
period 1996-09-28
AYDIN CORP
filed 1996-11-12
CIK 8919

AYDIN CORPORATION

Telephone                                                 700 Dresher
Road
(215) 657-7510                                                P.O. Box
349
FAX                                                      Horsham, PA
19044
(215) 657-3830
U.S.A.

                            November 12, 1996



SECURITIES & EXCHANGE COMMISSION
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

Attn: Filing Desk, Stop 1-4

RE:   Form 10-Q Third Quarter 1996
      File No. 1-7203

Gentlemen:

We are enclosing for filing Aydin Corporation's Form 10-Q for the Third Quarter ending September 28, 1996.

                                Sincerely,

                           /s/ Robert A. Clancy

                             Robert A. Clancy
                              Secretary and
                            Corporate Counsel

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended ________September 28, 1996______
                                    OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________to________________

Commission file number ____1-7203_____

                            AYDIN CORPORATION
----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      DELAWARE                                   23-1686808


----------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
----------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

                              (215) 657-7510
----------------------------------------------------------------
           (Registrant's telephone number, including area code)


----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES___X___ NO________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Shares of common stock, $1.00 par value, outstanding as of November 8, 1996
                           _____5,133,400_____

                            AYDIN CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 3 through 6 of the
 1996 Third Quarter Report to Stockholders. These condensed consolidated financial statements for the three and nine month periods ended September 28, 1996 have been subjected to a limited review by Grant Thornton LLP, the Registrant s independent accountants, whose report, set forth on page 7 of the 1996 Third Quarter Report to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended September 28, 1996 and September 30, 1995 were 5,125,900 and 5,152,238 respectively, and for the nine-month periods then ended 5,121,081 and 5,094,763 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Financial Condition (9/28/96 versus
    12/31/95)

Accounts receivable decreased by $20.9 million mostly because of the excess collections versus billings during the year on the TMRC contract with the Government of Turkey. Approximately $13 million of these collections occurred in the first quarter when acceptance was achieved against the software on this contract. This acceptance had been delayed in excess of one year as of 12/31/95 because of delays by the software subcontractor. Approximately $6.5 million was collected in the 3rd quarter reflecting a protocol signed with the customer which resolved certain open payment and performance issues. The 9/28/96 receivable balance reflects $3.1 million representing the proceeds (received in October) from the sale of the High Power Amplifier product line.

Unbilled revenue (net of advance payments and contract billings in excess of recognized revenue) decreased by $3.9 million as a result of billings rendered in excess of revenue recognized primarily on the TMRC and RIS (NATO) contracts.

Net inventories decreased by $5.4 million primarily as a result of: (1) inventories disposed of as part of the sale (in October
1996) of the high power amplifier product line and; (2) inventory write-offs as part of the discontinuance of certain product lines. These disposals and write-offs have been included in the 3rd quarter restructuring charge.

Accounts payable decreased by $10.9 million primarily because of payment of approximately $8 million to the TMRC software subcontractor.

Current accrued and deferred income taxes decreased by $9.6 million primarily because of $6.8 million of payments made to the IRS and the income tax benefit resulting from the first nine months pre-tax losses.

Long-term debt (including current maturities) consisting of mortgages of $1.1 million was paid off during the first quarter. With the leins released, these properties were used as collateral against a line of credit. As of 9/28/96, $3.0 million of this line was used for cash borrowings and $600,000 was available for cash borrowings. The Company is currently in negotiations to put in place additional borrowing facilities.

The $6.6 million of restricted cash at 9/28/96 was being held as collateral by a bank against the TMRC contract letter of credit.

Although the Company s liquidity and financial flexibility have improved since year-end, they continue to be adversely affected until we receive further collections against unbilled revenue or get new borrowing facilities secured, which the Company anticipates happening around year-end 1996.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and additional borrowings.


(2)  Material Changes in Operations (Third Quarter and Nine
     Months 1996 versus 1995)

Net sales for the quarter decreased to $25.2 million from $32.9 million a year ago, a 23% decline. Net sales for the nine months decreased to $88.2 million from $105.0 million a year ago, a decline of 16%. The lower sales reflects the decline in backlog from $116 million a year ago to $90 million at 9/28/96 in addition to sales reductions caused by a 2nd quarter cost overrun on a major contract and a contract value reduction because of delays in completing the TMRC contract. Although significant additional cost overruns and contract value reductions are not expected on current contracts, the reduced sales level is anticipated for the next two or three quarters as new management strives to rebuild the backlog.

Cost of sales for the quarter as a percentage of sales increased to 80.9% from 72.9% primarily because of certain program delays and higher costs on a commercial product line. Cost of sales for the nine months as a percentage of sales increased to 80.4% from 73.0%, because of the aforementioned cost overrun and contract value reductions in addition to provisions for inventory obsolescence and write downs of inventory to net realizable value.

Selling, general and administrative expenses increased by $603 thousand (10%) in the third quarter and $3.2 million (17%) in the nine months. The 3rd quarter increase resulted primarily from higher proposal costs expended on a vehicle tracking system. The nine months increase resulted primarily from the proposal costs plus increased bad debts provisions and higher Argentine S,G&A expenses. These higher costs are not expected to continue.

Research and development costs increased by $576 thousand (32%) in the quarter and $1.9 million (38%) in the nine months because of increased new product development in telecommunications and telemetry product lines.

During the 3rd quarter, the Company announced a plan to consolidate and restructure its domestic operations. The Company recorded a charge of $3.7 million in the 3rd quarter for the restructuring. The major charges consisted of: severance benefits for 150 terminated employees ($600,000); loss on sale of a product line ($500,000); inventory write-offs ($1,000,000) and capital equipment ($300,000) write-offs in connection with the cutback of product lines; and write-off of goodwill in connection with the sale of a product line ($400,000). The restructuring is expected to be completed during the 2nd quarter of 1997. The Company anticipates annual cash saving of approximately $4.3 million as a result of lower labor and facility costs.

The effective income tax rates for the nine months were a benefit of 25.8% for 1996 and a 33.4% income tax rate for 1995. The lower rates for 1996 are primarily the result of foreign income (taxed at a higher rate than US income) being a smaller portion of 1996 pretax results than in 1995.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Item 3, "Legal Proceedings," in Registrant's Annual Report on Form 10-K, Part 1, for the year ended December 31, 1995, regarding the arbitration cross claims of Loral Defense Systems-Eagan ("Loral") and Registrant, and to
Item 1, "Legal Proceedings", in Registrant's Quarterly Report on Form 10-Q, Part II, for the quarter ended June 29, 1996, regarding the amended cross claims filed by the parties. The parties have completed the process of selecting a panel of arbitrators but a hearing date has not been set. The parties are completing the exchange of documents and depositions are scheduled to start in latter part of November 1996. Registrant continues to believe that it has meritorious defenses and counterclaims to Loral's claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following is a list of Exhibits filed as part of this report:

         Exhibit 2 -        None
         Exhibit 3(i) -     Certificate of Incorporation (filed
                            as Exhibit 3(i) to Registrant's
                            Annual Report on Form 10-K for the
                            year ended December 31, 1995 and
                            incorporated herein by reference).
         Exhibit 3(ii) -    By-Laws
         Exhibit 4 -        None
         Exhibit 10.1 -     Employment Agreement, I. Gary Bard
         Exhibit 10.2 -     Employment Agreement, Klaus D. Oebel
         Exhibit 10.3 -     Employment Agreement, H. Barry Maser
         Exhibit 10.4 -     Employment Agreement, James R.
                            Henderson
         Exhibit 10.5 -     The 1994 Incentive Stock Option
                            Plan, as amended
         Exhibit 10.6 -     The 1996 Equity Incentive Plan, as
                            amended
         Exhibit 11 -       None
         Exhibit 15 -       Letter re unaudited interim
                            financial information
         Exhibit 18 -       None
         Exhibit 19 -       "1996 THIRD QUARTER REPORT" to
                            Stockholders
         Exhibit 22 -       None
         Exhibit 23 -       None
         Exhibit 24 -       None
         Exhibit 27 -       Financial Data Schedule (electronic
                            filing only)
         Exhibit 99 -       None

        (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the Third
       Quarter of 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AYDIN CORPORATION

DATE   November 11, 1996      /s/ James R. Henderson
                              James R. Henderson, Treasurer and
                              Vice President, Finance
                              Chief Financial Officer

DATE   November 11, 1996      /s/ Robert A. Clancy
                              Robert A. Clancy, Secretary

                                                            EXHIBIT
3(ii)

                            AYDIN CORPORATION
                                 BY-LAWS
                     (Last Amended October 8, 1996)
                                 *******

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

                               ARTICLE II
                        MEETINGS OF STOCKHOLDERS
     Section 1. All meetings of the stockholders for the election of Directors shall be held in the City of Fort Washington, State of Pennsylvania, at such place as may be fixed from time to time by the Board of Directors, or at such other place either within or without the State of Delaware as shall be designed from time to time by the Board of Directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.
     Section 2. Annual meetings of stockholders shall be held on the third Thursday of April if not a legal holiday, and if a legal holiday, then on the next secular day following at 3:00 P.M. or at such other date and time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of Directors, and transact such other business as may properly be brought before this meeting.
     Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than fifty days before the date of the meeting.
     Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, whid, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.
     Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the Chairman of the Board and shall be called by the Chairman of the Board or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.
     Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than fifty days before the date of the meeting, to each stockholder entitled to vote at such meeting.
     Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.
     Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meeting of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholder, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented.
At such adjourned meeting at which a quorum shall be present or represented any business may be transaction which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.
     Section 9. When a quorum is present at any meeting, the vote of the holder of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.
     Section 10. Each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.
     Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for e meeting and vote of stockholders may be dispensed with if all of the stockholder who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken; or if the certificate of incorporation authorizes the action to be taken with the written consent of the holders of less than all of the stock who would have been entitled to vote upon the action if a meeting were held, then on the written consent of the stockholders having not less than such percentage of the total number of votes as may be authorized in the certificate of incorporation; provided that in no case shall the written consent be by the holders of stock having less than the minimum percentage of the total vote required by statute for the proposed corporate action, and provided that prompt notice must be given to all stockholders of the taking of corporate action without a meeting and by less than unanimous written consent.

                               ARTICLE III
                                DIRECTORS
     Section 1. The number of Directors which shall constitute the whole Board shall be five (5). The Directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each Director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.
     Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining director, and the Directors so chosen shall held office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If their are no Directors in office, then an election of Directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the Directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such Directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the Directors chosen by the Directors then in office.
     Section 3. The business of the corporation shall be managed by its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                    MEETING OF THE BOARD OF DIRECTORS
     Section 4. The Board of Directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.
     Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected Directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the Directors.
     Section 6. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board.
     Section 7. Special meetings of the Board may be called by the Chairman of the Board on one day's notice to each director, either personally, by telephone, by mail or by telegram; special meetings shall be called by the Chairman of the Board or Secretary in like manner and on like notice on the written request of two directors.
     Section 8. At all meetings of the Board, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the Board of Directors the directors present thereat may adjourn the meeting from time to sent.
     Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

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

                             INDEMNIFICATION
     Section 7.     (a)     Directors, Officers and Employees
of the Corporation. Every person now or hereafter serving as a Director, Officer or Employee of the Corporation shall be indemnified and held harmless by the corporation from and against any and all loss, cost, liability and expense that may be imposed upon or incurred by him in connection with or resulting from any claim, action, suit, or proceeding, civil or criminal, in which he may become involved, as a party or otherwise, by reason of his being or having been a director, officer or employee of the corporation, whether or not he continues to be such at the time such loss, cost, liability or expense shall have been imposed or incurred. As used herein, the term "loss, cost, liability and expense" shall include, but shall not be limited to, counsel fees and disbursements and amounts of judgments, fines or penalties against, and amounts paid in settlement by, any such director, officer or employee; provided, however that no such director, officer or employee shall be entitled to claim such indemnity: (1) with respect to any matter as to which there shall have been a final adjudication that he has committed or allowed some act or omission, (a) otherwise than in good faith in what he considers to be the best interests of the corporation, and (b) without reasonable cause to believe that such act or omission was proper and legal; or (2) in the event of a settlement of such claim, action, suit, or proceeding unless (a) the court having jurisdiction thereof shall have approved of such settlement with knowledge of the indemnity provided herein, or (b) a written opinion of independent legal counsel, selected by or in manner determined by the Board of Directors, shall have been rendered substantially concurrently with such settlement, to the effect that it was not probable that the matter as to which indemnification is being made would have resulted in a final adjudication as specified in clause (1) above and that the said l be borne by the corporation. A conviction or judgment (whether based on a plea of guilty or nolo contendere or its equivalent, or after trial) in a criminal action, suit or proceeding shall not be deemed an adjudication that such director, officer or employee has committed or allowed some act or omission as hereinabove provided if independent legal counsel, selected as hereinabove set forth, shall substantially concurrently with such conviction or judgement give to the corporation a written opinion that such director, officer or employee was acting in good faith in what he considered to be the best interests of the corporation or was not without reasonable cause to believe that such act or omission was proper and legal.
          (b)     Directors, Officers and Employees of
Subsidiaries. Every person (including a director, officer or employee of the corporation) who at the request of the corporation acts as a director, officer or employee of any other corporation in which the corporation owns shares of stock or of which it is a creditor shall be indemnified to the same extent and subject to the same conditions that the directors, officers, and employees of the corporation are indemnified under the preceding paragraph, except that the amount of such loss, cost, liability or expense paid to any such director, officer or employee shall be reduced by and to the extent of any amounts which may be collected by him from such other corporation.
          (c) Miscellaneous. The provisions of this section shall cover claims, actions, suits and proceedings, civil or criminal, whether now pending or hereafter commenced and shall be retroactive to cover acts or omissions or alleged acts or omissions which heretofore have taken place. In the event of death of any person having a right of indemnification under the provisions of this section, such right shall inure to the benefit of his heirs, executors, administrators and personal representatives. If any part of thi, the validity and effect of the remaining provisions shall not be affected.
          (d) Indemnification Not Exclusive. The foregoing right of indemnification shall not be deemed exclusive of any other right to which those indemnified may be entitled, and the corporation may provide additional indemnity and rights to its directors, officers or employees.

                              ARTICLE VIII
                               AMENDMENTS
     Section 1. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors if notice of such alteration or repeal be contained in the notice of such special meeting.

                                                             EXHIBIT
10.1

                          EMPLOYMENT AGREEMENT

     AGREEMENT dated as of May 6, 1996 between AYDIN
CORPORATION, a Delaware corporation having its principal office at 700 Dresher Road, Horsham, Pennsylvania 19044 (the
"Company"), and I. GARY BARD, residing at 118 Spruce Street,
Philadelphia, Pennsylvania 19106 (the "Executive").

     The parties are entering into this Agreement to set forth and confirm their respective rights and obligations with respect to the Executive's employment by the Company.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto mutually agree as follows:

     1. Employment and Term. (a) The Company hereby employs the Executive as Chairman of the Board and Chief Executive Officer of the Company (the "Position"). The Executive agrees to serve in the employ of the Company in the Position for a term (the "Initial Term") which commenced on May 6, 1996, and, subject to paragraphs 1(b) and 1(c) hereof, shall terminate on the fifth anniversary thereof.

          (b) Unless written notice terminating the term of employment is given by either the Company or the Executive not less than 180 days in advance of the termination date of this Agreement, this Agreement shall be automatically extended, on all of the terms and conditions hereof, for additional periods of one year.

          (c) The Company shall have the right to terminate the Executive's employment hereunder prior to the fifth anniversary of the date hereof, but only for Cause. For purposes of this Agreement, "Cause" means (i) the Executive's willful and continued failure substantially to perform his duties with the Company, (ii) fraud, misappropriation or intentional material damage to the property or business of the Company by the Executive or (iii) the Executive's admission or conviction of, or plea of nolo contendere to, any felony that, in the judgement of the Board of Directors of the Company (the "Board"), adversely affects the Company's reputation or the Executive's ability to carry out his obligations under this Agreement. The Executive shall not be entitled to any compensation under this Agreement for any period after such termination pursuant to this paragraph 1(c) except to the extent the Executive is entitled to receive benefits under the Plans (as defined herein) following such termination.

          (d) The Executive shall have the right to terminate his employment hereunder at any time prior to the fifth anniversary of the date hereof for Good Reason or in the event a Change in Control occurs. For purposes of this Agreement, "Good Reason" means the Executive's Position or the scope of the Executive's responsibilities are materially modified without the Executive's written consent, it being understood that any such modification would constitute a material breach of this Agreement. For purposes of this Agreement, "Change of Control" means (i) any merger or consolidation of the Company with or into any other corporation, (ii) any corporate reorganization involving the Company, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or (iv) any sale or other disposition of shares of capital stock of the Company, if, immediately following such merger, consolidation, reorganization, sale, lease, exchange or other disposition, any person or group (as such terms are used in Sections 13(d) (3) and 14(d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") shall be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of more than 50% of the Company's outstanding capital stock, provided, however, that any merger or consolidation of the Company with or into Electronics Associates, Inc. or a subsidiary thereof or any acquisition by Electronics Associates, Inc. or an affiliate thereof of more than 50% of the outstanding capital stock of the Company shall not constitute a Change in Control. A transaction constituting a Change in Control shall be deemed to have occurred upon the closing of the transaction.

     2. Duties. (a) Subject to the ultimate control and discretion of the Board, the Executive shall serve in the Position and perform all duties and services commensurate with the Position as Chairman of the Board and Chief Executive Officer. Except for travel normally incidental and reasonably necessary to the business of the Company and the duties of the Executive hereunder, the duties of the Executive shall be performed in the greater Philadelphia, Pennsylvania metropolitan area.

          (b)  The Executive shall devote all of the
Executive's time and attention during regular business hours to the performance of the Executive's duties hereunder and, during the term of his employment hereunder, shall not engage in any other business enterprise which requires the Executive's personal time or attention, unless granted the prior permission of the Board. The foregoing provision shall not prevent the Executive's purchase, ownership or sale of any interest in, or the Executive's engaging (but not to exceed an average of five hours per week) in, any business which does not compete with the business of the Company or any subsidiary of the Company or the Executive's involvement in charitable or community activities, provided, that the time and attention which the Executive devotes to such business and activities does not materially interfere with the performance of his duties hereunder.

          (c) The Executive shall be entitled to such personal vacations with full compensation, and to be taken at such time or times, as the Executive and the Company shall mutually determine. Such vacation time shall be for a period not less than the vacation time made available to other executive officers of the Company.

     3. Compensation. For all services to be rendered by the Executive hereunder:

          (a) The Company shall pay the Executive an annual base salary at a rate of not less than Two Hundred Ninety Thousand Dollars ($290,000) per year, plus such other compensation as may, from time to time, be determined by the Company. Such salary and other compensation shall be payable in accordance with the Company's normal payroll practices as in effect from time to time. At the end of each fiscal year, the Company shall review the Executive's annual base salary level, and shall increase such level for the following year to such amount as the Board may determine.

          (b) The Company shall pay the Executive a bonus upon and in consideration of the Executive's execution of this Agreement consisting of (i) the issuance to the Executive without consideration of 20,000 shares of the Company's Common Stock and (ii) the loan by the Company to the Executive of that amount as is sufficient to pay all income taxes payable by the Executive in respect of the issuance of such 20,000 shares of the Company's Common Stock and such cash payment to the Executive. The principal amount of the loan, together with interest thereon at the lesser of 10% or prime rate of CoreStates Bank, N.A. as publicly announced from time to time, shall be repaid by the Executive to the Company on the fifth anniversary of the date hereof, and the repayment of such amounts shall be secured by a pledge to the Company of such 20,000 shares of Common Stock.

          (c) In consideration of the Executive's execution of this Agreement, immediately following the adoption of and pursuant to the Company's 1996 Stock Option Plan, the Company shall grant the Executive options, which shall be incentive stock options to the extent permitted under the Internal Revenue Code of 1986, as amended, to purchase an aggregate of 150,000 shares of the Company's Common Stock exercisable at the closing price thereof on the New York Stock Exchange on the date hereof. Such options shall be exercisable for a period of five years from the date hereof in installments as follows:
(i) 25% on and after the first anniversary of the date hereof;
(ii) 50% on and after the second anniversary of the date hereof; (iii) 75% on and after the third anniversary of the date hereof and (iv) 100% on and after the fourth anniversary of the date hereof, provided, however, that in the event of a Change of Control all of such options shall become immediately exercisable. Payment of the exercise price of such options may be made in cash, in Common Stock of the Company at the fair market value thereof on the date of exercise or by a combination of cash and shares of Common Stock. In addition, the cashless exercise of such options shall be permitted.

          (d) (i) The Company agrees that the Executive shall be eligible to participate in a bonus plan to be established by the Company in consultation with an independent compensation consulting firm of national reputation commencing with the Company's 1996 fiscal year, in which each participating officer would have the opportunity to receive a bonus equal to a percentage of his annual base salary to be specified in the bonus plan upon satisfaction of Board-approved objectives and an additional bonus equal to a percentage of his annual base salary to be specified in the bonus plan in the event the Board-approved objectives are exceeded. The bonuses under such plan shall be payable in cash or in Common Stock of the Company provided that any bonus payable in Common Stock of the Company shall be accompanied by a cash payment sufficient to pay all income taxes payable in respect of the receipt of such stock and such cash payment.

               (ii) Pending the adoption of a bonus plan as provided in clause (i) hereof, the Company agrees that the Executive shall receive an annual bonus of up to 80% of his annual base salary upon satisfaction of Board-approved objectives to be established not later than the execution of this Agreement and in excess of 80% of his annual base salary in the event the Board-approved objectives are exceeded. Such bonus shall be payable in cash or in Common Stock of the Company provided that any bonus payable in Common Stock of the Company shall be accompanied by a cash payment sufficient to pay all income taxes payable in respect of the receipt of such stock and such cash payment. Upon the adoption of a bonus plan as provided in clause (i) hereof, any right of the Executive to receive a bonus as provided in this clause (ii) shall terminate and the only right of the Executive to receive a bonus shall be as provided in such plan.

               (iii) If the Company (i) terminates the
Executive's employment hereunder, other than in accordance with paragraph 1(c) hereof, or (ii) if the Executive terminates his employment hereunder within one year after (A) a change in the Position that constitutes Good Reason or (B) a Change in Control, the Executive shall be entitled to receive that portion of the bonus payable pursuant to clause (i) or clause
(ii) hereof for the year in which such termination occurs as is determined by multiplying the full amount of such bonus for such year by a fraction the numerator of which is the number of calendar days elapsed in that year to the date of termination and the denominator of which is 365.

          (e) The Company shall, at its expense, provide the Executive with an insurance policy on his life as provided under the Plans. The Executive shall have the right to designate the beneficiary of such insurance policy.

          (f) The compensation provided for in this paragraph 3 shall be in addition to such rights as the Executive may have, during the Executive's employment hereunder or thereafter, to participate in and receive benefits from or under any bonus, stock option, pension, profit-sharing, insurance or other employee benefit plan or plans of the Company which may exist now or hereafter (collectively, the "Plans").

          (g) If the Company (i) terminates the Executive's employment hereunder, other than in accordance with paragraph 1(c) hereof, or (ii) if the Executive terminates his employment hereunder within one year after (A) a change in the Position or the Executive's responsibilities that constitutes Good Reason or (B) a Change in Control, the Company shall, for a period equal to the lesser of (a) three years from the date of such termination or (b) until the end of the Initial Term, continue to pay the Executive a salary in an amount equal to the greater of (y) the salary provided in paragraph 3(a) hereof or (z) the Executive's actual compensation from the Company for the year preceding the year in which such termination occurred, in accordance with the Company's normal payroll practices in effect from time to time, and provide the Executive and his eligible dependents with life and health insurance coverage and disability insurance coverage comparable to coverage while he was an employee hereunder or, at the Company's option, reimburse the Executive in an amount equal to not more than 125% of the cost to the Company thereof while the Executive was an employee during the previous year; and the Executive shall have no further or other rights, and the Company no further or other liabilities or obligations, under this Agreement with respect to compensation of the Executive.

          (h) During any period in which the Company is obligated to pay salary to the Executive under this paragraph 3, the Company shall provide the Executive with an automobile or, at the Company's option, an automobile allowance of $750.00 per month plus, in each case, gas, repairs, maintenance and other operating expenses, in accordance with the Company's policies in effect from time to time.

     4. Expenses. The Company shall promptly reimburse the Executive for all reasonable expenses paid or incurred by the Executive in connection with the performance of the Executive's duties and responsibilities hereunder, upon presentation of expense vouchers or other appropriate documentation therefor.

     5. Death of the Executive. In the event of the death of the Executive while having been continuously employed by the Company since the date of this Agreement, the Company shall have no further obligations or liability to the Executive hereunder except to pay to the Executive's estate, or as otherwise designated in a writing delivered by the Executive to the Secretary of the Company within 60 days of the date of the Executive's death, the then accrued and unpaid portion of the Executive's compensation pursuant to paragraph 3(a) hereof and bonus pursuant to paragraph 3(d) hereof to the date of the Executive's death.

     6. Total Disability of the Executive. In the event of the Total Disability (as defined herein) of the Executive for a period of 180 days while having been continuously employed by the Company since the date of this Agreement, the Company shall have no further obligations or liability to the Executive hereunder except to pay to the Executive the following amounts:
(a) on the Disability Date (as defined herein) the then accrued and unpaid portion of the compensation payable to the Executive pursuant to paragraph 3(a) hereof and bonus pursuant to paragraph 3(d) hereof through the period ending on the 180th day of such Total Disability (the "Disability Date") and (b) that amount as is equal to one-half of the Executive's then annual base salary as provided in paragraph 3(a) hereof. For as long as the Executive is entitled to receive payments pursuant to this paragraph 6, the Company shall provide continuing coverage under all Plans, or pay for equivalent coverage, for the Executive and his eligible dependents, and shall continue the life insurance coverage provided for in paragraph 3(e) hereof. The disability payments provided for herein shall be reduced to the extend of payments received by the Executive from any disability benefit program maintained and paid for by the Company. The term "Total Disability" as used herein shall mean the inability of the Executive to perform his duties under this Agreement by reason of disability or incapacity resulting from a mental or physical illness or injury as certified by a licensed physician.

     7. Indemnification. The Company shall indemnify the Executive, to the fullest extent permitted by law, for any and all liabilities to which the Executive may be subject as a result of, in connection with or arising out of his employment by the Company hereunder, as well as the costs and expenses (including attorneys' fees) of any legal action brought or threatened to be brought against him or the Company as a result of, in connection with or arising out of such employment. The Company will advance legal expenses to the Executive in connection with any such legal action, provided the Executive delivers to the Company his undertaking to repay any expenses so advanced in the event it is ultimately determined that the Executive is not entitled to indemnification against such expenses. Expenses reasonably incurred by the Executive in successfully establishing the right to indemnification or advancement of expenses, in whole or in part, pursuant to this paragraph 7, shall also be indemnified by the Company. The Executive shall be entitled to the full protection of any insurance policies which the Company may elect to maintain generally for the benefit of its directors and officers.

     8.     Confidentiality and Non-competition.  (a)  The
Executive shall not use or disclose at any time during the Executive's employment with the Company, or at any time thereafter, any trade secret or proprietary or confidential information of the Company or any of its affiliates.

          (b) During the Executive's employment with the Company and during the period the Company continues to make payments under paragraph 3(g) hereof, the Executive shall not be engaged as an officer, director or employee of, or in any way be associated in a management or ownership capacity with, any corporation, partnership or other enterprise or venture which conducts a business which is in competition wit the business of the Company as of the time of such termination or expiration, provided, however, that the Executive may own not more than 3% of the outstanding securities, or equivalent equity interests, of any class of any corporation or firm which is in competition with the business of the Company, which securities are listed on a national securities exchange or traded in the over-the-counter market.

     9. Representation and Warranty of the Executive. The Executive represents and warrants that he is not under any obligation, contractual or otherwise, to any other firm or corporation, which would prevent his entry into the employ of the Company or his performance of the terms of this Agreement.

     10. Entire Agreement; Amendment. This Agreement contains the entire agreement between the Company and the Executive with respect to the subject matter hereof, and may not be amended, waived, changed, modified or discharged except by an instrument in writing executed by parties hereto.

     11. Assignability. The services of the Executive hereunder are personal in nature, and neither this Agreement nor the rights or obligations of the Company hereunder may be assigned by the Company, whether by operation of law or otherwise, without the Executive's prior written consent. This Agreement shall be binding upon, and inure to the benefit of, the Company and its permitted successors and assigns hereunder. This Agreement shall not be assignable by the Executive, but shall inure to the benefit of the Executive's heirs, executors, administrators and legal representatives.

     12. Notice. Any notice which may be given hereunder shall be in writing and be deemed given when hand delivered and acknowledged or, if mailed, one day after mailing by registered or certified mail, return receipt requested, to either party hereto at their respective address stated above, or at such other address as either party may by similar notice designate, provided that a photocopy of such notice is dispatched at the same time as the notice is mailed.

     13. Specific Performance. The parties agree that irreparable damage would occur in the event that any of the provisions of paragraph 8 hereof were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of paragraph 8 hereof and to enforce specifically the terms and provisions of paragraph 8 hereof, this being in addition to any other remedy to which either party is entitled at law or in equity.

     14. No Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to confer upon any person or entity other than the parties (and the Executive's heirs, executors, administrators and legal representatives as provided in paragraph 11 hereof) any rights or remedies of any nature under or by reason of this Agreement.

     15. Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in paragraph 3 hereof by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in paragraph 3 hereof be reduced by any compensation earned by the Executive as the result of employment by another employer or by retirement benefits payable after the termination of this Agreement, except that the Company shall not be required to provide the Executive and his eligible dependents with medical insurance coverage as long as the Executive and his eligible dependents are receiving comparable medical insurance coverage from another employer.

     16. Construction. This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Pennsylvania, without giving effect to principles of conflict of laws. All headings in this Agreement have been inserted solely for convenience of reference only, are not to be considered a part of this Agreement and shall not affect the interpretation of any of the provisions of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

          AYDIN CORPORATION

          By:     /s/ Donald S. Taylor
               Authorized Signatory

          /s/ I. Gary Bard
          I. GARY BARD

                                                             EXHIBIT
10.2

                          EMPLOYMENT AGREEMENT

     AGREEMENT dated as of August 22, 1996 between AYDIN
CORPORATION, a Delaware corporation having its principal office at 700 Dresher Road, Horsham, Pennsylvania 19044 (the
"Company"), and Klaus D. Oebel (the "Executive") residing at 2
Old Fort Road, Bernardsville, NJ  07924.

     The parties are entering into this Agreement to set forth and confirm their respective rights and obligations with respect to the Executive's employment by the Company.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto mutually agree as follows:

     1. Employment and Term. (a) The Company hereby employs the Executive as Vice President & Director of Corporate Business Development of the Company (the "Position"). The Executive agrees to serve in the employ of the Company in the Position for a term (the "Initial Term") which commenced on August 22, 1996, and, subject to paragraphs 1(b) and 1(c) hereof, shall terminate on the third anniversary thereof.

     (b) Unless written notice terminating the term of employment is given by either the Company or the Executive not less than 60 days in advance of the termination date of this Agreement, this Agreement shall be automatically extended, on all of the terms and conditions hereof, for additional periods of one year.

     (c) The Company shall have the right to terminate the Executive's employment hereunder prior to the anniversary of the date hereof, but only for Cause. For purposes of this Agreement, "Cause" means (i) the Executive's willful and continued failure substantially to perform his duties with the Company, (ii) fraud, misappropriation or intentional material damage to the property or business of the Company by the Executive or (iii) the Executive's admission or conviction of, or plea of nolo contendere to, any felony that, in the judgment of the Board of Directors of the Company (the "Board"), adversely affects the Company's reputation or the Executive's ability to carry out his obligations under this Agreement. The Executive shall not be entitled to any compensation under this Agreement for any period after such termination pursuant to this paragraph 1(c) except to the extent the Executive is entitled to receive benefits under the Plans (as defined herein) following such termination.

     (d) The Executive shall have the right to terminate his employment hereunder at any time prior to the third anniversary of the date hereof for Good Reason or in the event a Change in Control occurs. For purposes of this Agreement, "Good Reason" means the Executive's Position or the scope of the Executive's responsibilities are materially modified without the Executive's written consent, it being understood that any such modification would constitute a material breach of this Agreement. For purposes of this Agreement, "Change of Control" means (i) any merger or consolidation of the Company with or into any other corporation, (ii) any corporate reorganization involving the Company, (iii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company or (iv) any sale or other disposition of shares of capital stock of the Company, if, immediately following such merger, consolidation, reorganization, sale, lease, exchange or other disposition, any person or group (as such terms are used in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") shall be the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of more than 50% of the Company's outstanding capital stock, provided, however, that any merger or consolidation of the Company with or into EA Industries, Inc. or a subsidiary thereof or any acquisition by EA Industries, Inc. or an affiliate thereof of more than 50% of the outstanding capital stock of the Company shall not constitute a Change in Control. A transaction constituting a Change in Control shall be deemed to have occurred upon the closing of the transaction.

     2. Duties. (a) Subject to the ultimate control and discretion of the Board, the Executive shall serve in the Position and perform all duties and services commensurate with the Position as Director of Corporate Business Development. Except for travel normally incidental and reasonably necessary to the business of the Company and the duties of the Executive hereunder, the duties of the Executive shall be performed in the greater Philadelphia, Pennsylvania metropolitan area.

     (b) The Executive shall devote all of the Executive's time and attention during regular business hours to the performance of the Executive's duties hereunder and, during the term of his employment hereunder, shall not engage in any other business enterprise which requires the Executive's personal time or attention, unless granted the prior permission of the Board. The foregoing provision shall not prevent the Executive's involvement in charitable or community activities, provided, that the time and attention which the Executive devotes to activities does not materially interfere with the performance of his duties hereunder.

     (c) The Executive shall be entitled to such personal vacations with full compensation, and to be taken at such time or times, as the Executive and the Company shall mutually determine. Such vacation time shall be for a period not less than the vacation time made available to other executive officers of the Company.

     3. Compensation. For all services to be rendered by the Executive hereunder:

     (a) The Company shall pay the Executive an annual base salary at a rate of not less than One Hundred Ninety-Five Thousand Dollars ($195,000) per year, plus such other compensation as may, from time to time, be determined by the Company. Such salary and other compensation shall be payable in accordance with the Company's normal payroll practices as in effect from time to time. At the end of each fiscal year, the Company shall review the Executive's annual base salary level, and shall increase such level for the following year to such amount as the Board may determine.

     (b) The Company shall pay the Executive a bonus upon and in consideration of the Executive's execution of this Agreement consisting of (i) the issuance to the Executive without consideration of 10,000 restricted shares of the Company's Common Stock. These shares would vest on a pro-rata basis over three years pursuant to the terms of a Restricted Stock Agreement , a copy of which is attached.

     (c) In consideration of the Executive's execution of this Agreement and pursuant to the Company's 1996 Stock Option Plan, the Company shall grant the Executive options, which shall be incentive stock options to the extent permitted under the Internal Revenue Code of 1986, as amended, to purchase an aggregate of 70,000 shares of the Company's Common Stock exercisable at the mean price thereof on the New York Stock Exchange on the date determined by the Board. Such options shall be exercisable for a period of five years from the date granted in installments as follows: (i) 25% on and after the first anniversary of the date granted; (ii) 50% on and after the second anniversary of the date granted; (iii) 75% on and after the third anniversary of the date hereof and (iv) 100% on and after the fourth anniversary of the grant hereof. Payment of the exercise price of such options may be made in cash, in Common Stock of the Company (valued at the fair market value thereof on the trading day immediately preceding the date of exercise) or by a combination of cash and shares of Common Stock. In addition, the cashless exercise of such options shall be permitted.

     (d) (i) The Company agrees that the Executive shall be eligible to participate in The Performance Incentive Plan (the Plan ) established by the Company. This Plan provides the opportunity for the Executive to receive a bonus up to 70% of the Executive s annual base salary to be specified in the bonus plan upon satisfaction of Board-approved objectives. The bonuses under such Plan may be payable in cash or in Common Stock of the Company at the discretion of the Board.

          (ii) If the Company (i) terminates the Executive's employment hereunder, other than in accordance with paragraph 1(c) hereof, or (ii) if the Executive terminates his employment hereunder within one month after (A) a change in the Position that constitutes Good Reason or (B) a Change in Control, the Executive shall be entitled to receive that portion of the bonus payable pursuant to clause (i) hereof for the year in which such termination occurs as is determined by multiplying the full amount of such bonus for such year by a fraction the numerator of which is the number of calendar days elapsed in that year to the date of termination and the denominator of which is 365.

     (e) The compensation provided for in this paragraph 3 shall be in addition to such rights as the Executive may have, during the Executive's employment hereunder or thereafter, to participate in and receive benefits from or under any bonus, stock option, pension, profit-sharing, insurance or other employee benefit plan or plans of the Company which may exist now or hereafter (collectively, the "Plans").

      (f) During any period in which the Company is obligated to pay salary to the Executive under this paragraph 3, the Company shall provide the Executive with an automobile allowance of $300.00 per month.

     (g) The Company will provide you with an allowance of $1,000 per month during the term of this Agreement for your use in defraying the expense of the monthly rental of an apartment for your use in the Horsham, PA area. It is agreed that any rental contract you may enter into will be for no longer than one year, with you having the option to renew or until such time as you relocate to this area.

     4. Expenses. The Company shall promptly reimburse the Executive for all reasonable expenses paid or incurred by the Executive in connection with the performance of the Executive's duties and responsibilities hereunder, upon presentation of expense vouchers or other appropriate documentation therefor.

     5. Death of the Executive. In the event of the death of the Executive while having been continuously employed by the Company since the date of this Agreement, the Company shall have no further obligations or liability to the Executive hereunder except (i) to pay to the Executive's estate, or as otherwise designated in a writing delivered by the Executive to the Secretary of the Company, within 60 days of the date of the Executive's death, the then accrued and unpaid portion of the Executive's compensation pursuant to paragraph 3(a) hereof and bonus pursuant to paragraph 3(d) hereof to the date of the Executive's death and (ii) to notify the Executive s estate of any vested, unexercised stock options of the Executive that can be exercised by the estate.

     6. Total Disability of the Executive. In the event of the Total Disability (as defined herein) of the Executive for a period of 180 days while having been continuously employed by the Company since the date of this Agreement, the Company shall have no further obligations or liability to the Executive hereunder except to pay to the Executive the following amounts:
(a) on the Disability Date (as defined herein) the then accrued and unpaid portion of the compensation payable to the Executive pursuant to paragraph 3(a) hereof and bonus pursuant to paragraph 3(d) hereof through the period ending on the 180th day of such Total Disability (the "Disability Date") and (b) that amount as is equal to one-half of the Executive's then annual base salary as provided in paragraph 3(a) hereof. For as long as the Executive is entitled to receive payments pursuant to this paragraph 6, the Company shall provide continuing coverage under all Plans, or pay for equivalent coverage, for the Executive and his eligible dependents. The disability payments provided for herein shall be reduced to the extent of payments received by the Executive from any disability benefit program maintained and paid for by the Company. The term Total Disability as used herein shall mean the inability of the Executive to perform his duties under this Agreement by reason of disability or incapacity resulting from a mental or physical illness or injury as certified by a licensed physician.

     7. Indemnification. The Company shall indemnify the Executive, to the fullest extent permitted by law, for any and all liabilities to which the Executive may be subject as a result of, in connection with or arising out of his employment by the Company hereunder, as well as the costs and expenses (including attorneys' fees) of any legal action brought or threatened to be brought against him or the Company as a result of, in connection with or arising out of such employment. The Company will advance legal expenses to the Executive in connection with any such legal action, provided the Executive delivers to the Company his undertaking to repay any expenses so advanced in the event it is ultimately determined that the Executive is not entitled to indemnification against such expenses. Expenses reasonably incurred by the Executive in successfully establishing the right to indemnification or advancement of expenses, in whole or in part, pursuant to this paragraph 7, shall also be indemnified by the Company. The Executive shall be entitled to the full protection of any insurance policies which the Company may elect to maintain generally for the benefit of its directors and officers.

     8. Confidentiality and Non-competition. (a) The Executive shall not use or disclose at any time during the Executive's employment with the Company, or at any time thereafter, any trade secret or proprietary or confidential information of the Company or any of its affiliates.

     (b) During the Executive's employment with the Company the Executive shall not be engaged as an officer, director or employee of, or in any way be associated in a management or ownership capacity with, any corporation, partnership or other enterprise or venture which conducts a business which is in competition with the business of the Company as of the time of such termination or expiration, provided, however, that the Executive may own not more than 3% of the outstanding securities, or equivalent equity interests, of any class of any corporation or firm which is in competition with the business of the Company, which securities are listed on a national securities exchange or traded in the over-the-counter market.

     (c )     The Executive agrees that during his employment
to promptly disclose and assign to the Company the Executive s entire right, title and interest in any and all inventions and copyrights (including intellectual properties) solely or jointly conceived and/or reduced to practice by the Executive during the term of his employment relating to the current or projected business of the Company. The Executive agrees that all of such inventions and copyrights are the property of said Company.

     (d) The Executive agrees to receive confidential, proprietary and other information of the Company in confidence, and not, directly or indirectly, during the term of is employment or any time after his employment is terminated for any reason to disclose or furnish to others, assist others in the application of or use for the Executive s own gain, such information, including, but not limited to, the Company s customer lists and trade secrets, methods of conducting or obtaining business, the manner or process of manufacture, and the design and drawings of its products, or any part thereof, unless and until it has become public knowledge, or has come into the possession of such or others by legal and equitable
means.   Furthermore, whether or not such information comprises
 proprietary information,   trade secrets , or  confidential
information, the Executive also agrees not to disclose, furnish to others, assist others in the application of, or use for the Executive s own gain, either any information within the categories of information hereinabove specifically listed, including the identity of any customers of the Company, or any other information relating to the Company s business not made available by the Company to the public or in the public domain.

     (e) To assist in carrying out the intent of subparagraph (d) above, the Executive, during the term of his employment, agrees to refrain from engaging on his own behalf or on behalf of any third party in the design, manufacture, or sale of electronic equipment, accessories and components thereof, or to perform services or research work in this field of activity.

     (f) The Executive agrees to deliver to the Company, upon termination of his employment, all property and documents of the Company and all data relating to the Company s business then in his custody and not take with him any drawings, documents, or reproductions of confidential or trade secret information or of any other information of any kind not made available to the public by the Company.

     (g) The Executive also agrees that the Company may use for any purpose, at any time during his employment or after such employment, all photographs of the Executive taken during the term of his employment.

     (h) The Executive also agrees that he will not, directly or indirectly, during the term of his employment or within one year after termination of his employment for any reason, in any manner, encourage, persuade, or induce any other employee of the Company to terminate his employment, or any person or entity engaged by the Company to represent it to terminate that relationship.

     9. Representation and Warranty of the Executive. The Executive represents and warrants that he is not under any obligation, contractual or otherwise, to any other firm or corporation, which would prevent his entry into the employ of the Company or his performance of the terms of this Agreement.

     10. Entire Agreement; Amendment. This Agreement contains the entire agreement between the Company and the Executive with respect to the subject matter hereof, and may not be amended, waived, changed, modified or discharged except by an instrument in writing executed by the parties hereto.

     11. Assiqnability. The services of the Executive hereunder are personal in nature, and neither this Agreement nor the rights or obligations of the Company hereunder may be assigned by the Company, whether by operation of law or otherwise, without the Executive's prior written consent. This Agreement shall be binding upon, and inure to the benefit of, the Company and its permitted successors and assigns hereunder. This Agreement shall not be assignable by the Executive, but shall inure to the benefit of the Executive's heirs, executors, administrators and legal representatives.

     12. Notice. Any notice which may be given hereunder shall be in writing and be deemed given when hand delivered and acknowledged or, if mailed, one day after mailing by registered or certified mail, return receipt requested, to either party hereto at their respective addresses stated above, or at such other address as either party may by similar notice designate, provided that a photocopy of such notice is dispatched at the same time as the notice is mailed.

     13. Specific Performance. The parties agree that irreparable damage would occur in the event that any of the provisions of paragraph 8 hereof were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of paragraph 8 hereof and to enforce specifically the terms and provisions of paragraph 8 hereof, this being in addition to any other remedy to which either party is entitled at law or in equity.

     14. No Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to confer upon any person or entity other than the parties (and the Executive's heirs, executors, administrators and legal representatives as provided in paragraph 11 hereof) any rights or remedies of any nature under or by reason of this Agreement.

     15. Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in paragraph 3 hereof by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in paragraph 3 hereof be reduced by any compensation earned by the Executive as the result of employment by another employer or by retirement benefits payable after the termination of this Agreement, except that the Company shall not be required to provide the Executive and his eligible dependents with medical insurance coverage as long as the Executive and his eligible dependents are receiving comparable medical insurance coverage from another employer.

     16. Construction. This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Pennsylvania, without giving effect to principles of conflict of laws. All headings in this Agreement have been inserted solely for convenience of reference only, are not to be considered a part of this Agreement and shall not affect the interpretation of any of the provisions of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                   AYDIN CORPORATION

                                   By: /s/  I. Gary Bard

                                       /s/  Klaus Oebel
                                             Executive

                                                             EXHIBIT
10.3

                            AYDIN CORPORATION

Telephone                                                700 Dresher
Road
(215) 657-7510                                               P.O. Box
349
FAX                                                     Horsham, PA
19044
(215) 657-3830
U.S.A.


October 23, 1996

Mr. Barry Maser
3741 Ridgeview Road
Huntingdon Valley, PA 19006

Dear Mr. Maser:

I am pleased to offer you the position of Vice President of Business Development of Aydin Corporation reporting directly to me as Chairman of the Board, President and Chief Executive Officer. In that position you would be expected to support me in improving the performance of Aydin Corporation in the short term and to work with me in turning Aydin into a world-class technology transfer company of substantial size, reputation and market value. Your appointment as a Vice President of the Company is subject to Board approval.

In this position, your salary will be at the annual rate of $175,000, payable weekly.

In addition to your salary, you will receive an incentive bonus based upon mutually agreeable performance criteria. The performance criteria are to be negotiated within 60 days of the commencement of your employment, to coincide with an incentive compensation study presently underway by the Hay Group. This incentive will provide the opportunity for you to earn up to 70% of your base salary. The first year incentive will be a guaranteed minimum of $75,000.

As an incentive for you to accept this offer, I will request that the Board of Directors authorize the issuance, upon approval of listing on the New York Stock Exchange, of a grant to you of 10,000 restricted shares of Aydin Corporation's Common Stock. These shares would vest on a pro-rata basis over four years pursuant to the terms of a "Restricted Stock Agreement", a copy of which is enclosed.

In addition, the Board of Directors will be asked to grant you an initial stock option to purchase up to 50,000 shares of Aydin's Common Stock pursuant to the terms and conditions of the company's 1996 Equity Incentive Plan, with a portion of that option in the form of "Incentive Stock Options" as that term is defined in the tax code. Also, you will participate, along with other executives of the Company regarding the grant of additional stock options based upon the results of compensation review study being performed for the Company.

You will receive a car allowance of $300 per month.

The term of your employment will be for a period of 24 months. If, as a result of any merger, acquisition, diversification, reorganizing or any other similar circumstances, you are terminated at any time during 24 months covered in this contract, Aydin Corporation agrees to provide your base salary compensation for the remainder of the 24 months, or 12 months from the date of termination, whichever is longer.

After a waiting period of 30 days from the date that your employment commences, you are eligible to participate in the Company's welfare benefit plans, including medical, dental, life and long-term disability insurance. Each of these benefit plans, if you elect to participate, require an employee contribution. If you elect to remain with your current provider for medical benefits, the Company will reimburse you for your actual out-of-pocket costs for up to one year.

Enrollment dates with the Company's 401(k) Salary Reduction
Savings Plan are January 1 and July 1 next following the date you have completed six months of employment.

The enclosed Notice to Prospective Employees is made a part of this offer of employment letter.

Please indicate your acceptance of this offer by signing and returning one copy of this letter to me. I look forward to your acceptance and believe that you employment with Aydin will be mutually beneficial.

                                   Very truly yours,

                                   /s/ I. Gary Bard

                                   I. Gary Bard
                                   Chairman, President and
                                   Chief Executive Officer

Enclosures

I accept this offer:  /s/ H. Barry Maser
                      Barry Maser

                                                             EXHIBIT
10.4

                            AYDIN CORPORATION

Telephone                                                700 Dresher
Road
(215) 657-7510                                               P.O. Box
349
FAX                                                     Horsham, PA
19044
(215) 657-3830
U.S.A.


June 21, 1996

Mr. James Henderson
709 Poplar Drive
Falls Church, VA 22046

Dear Mr. Henderson:

I am pleased to offer you the position of Vice President and Chief Financial Officer of Aydin Corporation reporting directly to me as Chairman of the Board and Chief Executive Officer.

In this position, your salary will be at the weekly rate of $2,597 payable weekly.

In addition to your salary, you will receive an incentive bonus based on mutually agreeable performance. The performance characteristics are to be negotiated within 60 days of employment - this incentive will provide the opportunity to earn up to 50% of the base salary. In the first year, this bonus will be no less than $30,000, payable in two installments; $15,000 will be paid upon starting at Aydin and the balance to be paid by March 31, 1997.

The Company will reimburse you for relocation expenses to cover closing costs on the sale of your Virginia property and the purchase of a similar property, including up to 3 points and PA state transfer tax, in Pennsylvania. Aydin will pay directly for all moving expenses and reimburse miscellaneous relocation expense. A $4,000 payment will be issued upon starting at Aydin to cover all temporary living expenses.

For those expenses that represent tax liabilities, Aydin Corporation will gross up the compensation to cover the tax consequences. Should you not be able to complete the transaction on the sale of your home prior to moving into a new home, Aydin Corporation will agree to provide you a bridge loan to cover up to the net equity value of your current property for a period of one year. Interest on the bridge load will be charged based on the current Aydin borrowing rate for that day published in the Wall Street Journal. Principle and interest will be reimbursed to Aydin after your Virginia home as completed settlement.

If, as a result of any merger, acquisition diversification, reorganization or any similar circumstances, you are terminated at any time through 24 months after you accept this offer, than Aydin Corporation agrees to provide compensation for the remainder to the 24 month period.

Aydin Corporation also agrees to pay, in accordance with the Company's tuition reimbursement program, your continuing education courses for your Master Degree, consistent with the Company's Educational Assistance Program.

The Board of Directors will be asked to grant you a stock option in accordance with the Corporate Stock Option Policy based upon the results of a compensation review study being performed for the Company.

You will receive standard Company benefits including medical, dental, life and long-term disability insurance. Benefits become effective 30 days after your start date and require an employee contribution. Enrollment dates for the 401k Plan are January 1 and July 1. You must be employed for six months prior to one of those dates in order to be eligible. A benefits packaged is enclosed for your information. Aydin will pay the cost of enrolling you and your family into a COBRA plan for 30 days prior to the start date of Aydin's medical and dental benefits.

The enclosed Notice to Prospective Employees is made as part of this offer of employment letter.

Please indicate your acceptance of this offer by signing and returning one copy of this letter to me. I look forward to your acceptance and believe that your employment with Aydin will be mutually beneficial.

                                   Very truly yours,

                                   /s/ I. Gary Bard

                                   I. Gary Bard
                                   Chairman of the Board
                                   and Chief Executive Officer

IGB:amf
Enclosures

I accept this offer:   /s/ James R. Henderson
                       James Henderson

                                                             EXHIBIT
10.5

                  THE 1994 INCENTIVE STOCK OPTION PLAN
                                   OF
                            AYDIN CORPORATION

                             150,000 Shares
                     (Last amended, October 8, 1996)

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

II.  Definitions

     As used in this Plan, "Corporation" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes officers and other key employees of the Corporation and its subsidiaries; but excludes members of the Board of Directors who are not also officers or employees of the Corporation; "Stock Option Committee" (the "Committee") means the Board of Directors; "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1986, as amended from time to time.

III. Eligible Personnel

     A.   All full-time salaried officers and key employees.

     B An employee who has been granted an option may, if he is otherwise eligible, be granted an additional option or options.

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

     B. A majority of the members of the Committee shall constitute a quorum and make all determinations, take all actions and conduct all business. They shall keep minutes of their respective meetings.

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

     E. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option agreement.

V.   Granting of Options

     A. The Committee may at any time and from time to time grant options to eligible employees, to purchase shares of Common Stock of the Corporation under this Plan, and determine the specific employees to whom options may be granted, the number of shares to be subject to each option, the terms and provisions of the option agreements, and the time or times at which such options shall be granted.

     B. The date of grant shall be the date the Committee takes the necessary action to make the grant; provided, however, that if the minutes or appropriate resolutions of the Committee provide than an option is to be granted as of a date in the future, the date of grant shall be such future date. In any event, the optionee must be an employee on the date of the grant.

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

After:                        The optionee may purchase:
One year from date of grant...................25% of the total.
Two years from date of grant....An additional 25% of the total.
Three years from date of grant..An additional 25% of the total. Four years from date of grant...An additional 25% of the total.

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

                                                             EXHIBIT
10.6

                     THE 1996 EQUITY INCENTIVE PLAN
                                   OF
                            AYDIN CORPORATION

                             500,000 Shares
                     (Last Amended October 8, 1996)

     1. Purpose. The purpose of the Aydin Corporation 1996 Equity Incentive Plan (the "Plan") is to further the growth, development and financial success of Aydin Corporation and its subsidiaries by providing additional incentives to those officers and key employees who are responsible for the management of the business affairs of the Company, or its subsidiaries, which will enable them to participate directly in the growth of the capital stock of the Company. The Company intends that the Plan will facilitate securing, retaining and motivating management employees of high caliber and potential. To accomplish these purposes, the Plan provides a means whereby management employees may receive stock options ("Options") to purchase the Company's Common Stock.

     2. Definitions. As used in this plan, "Corporation" or the "Company" means Aydin Corporation; "Board of Directors" means the Board of Directors of Aydin Corporation; "employee" includes directors, officers and other key employees of the Corporation and its subsidiaries; "Stock Option Committee" (the "Committee") means the Board of Directors; "Common Stock" means the Corporation's Common Stock of the par value of $1.00 per share; "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     3. Administration. The Plan shall be administered by the Committee who shall have full and final authority, in its sole discretion, to interpret the provisions of the Plan and to decide all questions of fact arising in its application; to determine the employees to whom Options shall be granted and the type, amount, size and terms of each such grant; to determine the time when Options shall be granted; and to make all other determinations necessary or advisable for the administration of the Plan. All decisions, determinations and interpretations of the Committee shall be final and binding on all optionees and all other holders of Options granted under the Plan.

     4. Stock Subject to the Plan. Subject to Section 17 hereof, the shares that may be issued under the Plan shall not exceed in the aggregate 500,000 shares of Common Stock. Such shares may be authorized and unissued shares or shares issued and subsequently reacquired by the Company. Except as otherwise provided herein, any shares subject to an Option that for any reason expires or are terminated unexercised as to such shares shall again be available under the Plan.

     5. Eligibility To Receive Options. Persons eligible to receive Options under the Plan shall be limited to those officers and other key employees of the Company, or any subsidiary of the Company (as defined in Section 425 of the Code), who are in positions in which their decisions, actions and counsel significantly impact upon the profitability and success of the Company, or any subsidiary of the Company. Directors of the Company who are not also officers or employees of the Company, or any subsidiary of the Company shall be eligible to participate in the Plan, provided that such persons shall not be eligible to receive grants of Incentive Stock Options, as such term is defined in Section 6 hereof.

     6. Types of Options. Grants may be made at any time and from time to time by the Committee in the form of stock options to purchase shares of Common Stock. Options granted hereunder may be Options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Code or any amendment or substitute thereto ("Incentive Stock Options") or Options that are not intended to so qualify ("Nonqualified Stock Options").

     7. Option Agreements. Options for the purchase of Common Stock shall be evidenced by written agreements in such form not inconsistent with the Plan as the Committee shall approve from time to time. The Options granted hereunder may be evidenced by a single agreement or by multiple agreements, as determined by the Committee in its sole discretion. Each option agreement shall contain in substance the following terms and conditions:

          (a) Type of Option. Each option agreement shall identify the Options represented thereby either as Incentive
Stock Options or Nonqualified Stock Options, as the case may be.

          (b) Option Price. Each option agreement shall set forth the purchase price of the Common Stock purchasable upon the exercise of the Option evidenced thereby. Subject to the limitation set forth in Section 7(d)(ii) off the Plan, the purchase price of the Common Stock subject to an Incentive Stock Option shall be not less than 100% of the fair market value of such stock on the date the Option is granted, as determined by the Committee, but in no event less than the par value of such stock. The purchase price of the Common Stock subject to a Nonqualified Stock Option shall be not less than 100% of the fair market value of such stock on the date the Option is granted, as determined by the Committee. For this purpose, fair market value on any date shall be the mean between the highest and the lowest quoted selling prices of the stock on an exchange, or if the stock is not traded that day, the fair market value shall be as determined by the Committee pursuant to Section 422 of the Code.

          (c) Exercise Term. No option may be exercised prior to one year nor after five years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

After:                         The optionee may purchase:

One year from date of grant...................25% of the total.
Two years from date of grant....An additional 25% of the total.
Three years from date of grant..An additional 25% of the total. Four years from date of grant...An additional 25% of the total.

The Committee shall have the power to permit an acceleration of previously established exercise terms, subject to the requirements set forth herein, upon such circumstances and subject to such terms and conditions as the Committee deems appropriate.

          (d) Incentive Stock Options. In the case of an Incentive Stock Option, each option agreement shall contain such other terms, conditions and provisions as the Committee determines to be necessary or desirable in order to qualify such Option as a tax-favored Option (within the meaning of Section 422 of the Code or any amendment or substitute thereto or regulation thereunder) including without limitation, each of the following except that any of these provisions may be omitted or modified if it is no longer required in order to have an Option qualify as a tax-favored Option within the meaning of Section 422 of the Code or any substitute therefor:

          (i) The aggregate fair market value (determined as of the date the Option is granted) of the Common Stock with respect to which Incentive Stock Options are first exercisable by any employee during any calendar year (under all plans of the Company) shall not exceed $100,000.

          (ii) No Incentive Stock Options shall be granted to any employee if at the time the Option is granted to the individual who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or its subsidiaries unless at the time such Option is granted the Option price is at least 110% of the fair market value of the stock subject to the Option and, by its terms, the Option is not exercisable after the expiration of five years from the date of grant.

          (iii) No Incentive Stock Options shall be exercisable more than 30 days (or three months, in the case where the employee is placed on layoff, or one year, in the case of an employee who dies or becomes disabled within the meaning of
Section 22(e)(3) of the Code or any substitute therefor) after termination of employment.

          (e) Substitution of Options. Options may be granted under the Plan from time to time in substitution for stock options held by employees of other corporations who are about to become, and who do concurrently with the grant of such options become, employees of the Company, or a subsidiary of the Company as a result of a merger or consolidation of the employing corporation with the Company, or a subsidiary of the Company, or the acquisition by the Company, or a subsidiary of the Company of the assets of the employing corporation, or the acquisition by the Company, or a subsidiary of the Company of stock of the employing corporation, The terms and conditions of the substitute options so granted may vary from the terms and conditions set forth in this Section 7 to such extent as the Committee at the time of grant may deem appropriate to conform, in whole or in part, to the provisions of the stock options in substitution for which they are granted.

     8. Date of Grant. The date on which an Option shall be deemed to have been granted under the Plan shall be the date of the Committee's authorization of the Option or such later date as may be determined by the Committee at the time the Option is authorized. Notice of the determination shall be given to each individual to whom an Option is so granted within a reasonable time after the date of such grant.

     9. Exercise and Payment for Shares. Options may be exercised in whole or in part, from time to time, by giving written notice of exercise to the Secretary of the Company, specifying the number of shares to be purchased, except that no Option may be exercised in whole or in part during the first twelve months after such Option is granted. The purchase price of the shares with respect to which an Option is exercised shall be payable in full with the notice of exercise in cash, Common Stock at fair market value, or a combination thereof. The fair market value of Stock so delivered shall be the mean of the high and the low prices on the principal exchange upon which the Stock is traded on the trading day immediately preceding the date of exercise.

     10. Rights upon Termination of Employment. In the event that an optionee ceases to be an employee of the Company, or any subsidiary of the Company for any reason other than lay-off, death, or disability (within the meaning of Section 22(e)(3) of the Code or any substitute therefore), the optionee shall have the right to exercise the Option during its term within a period of 30 days (three months in the event of a lay-off) after such termination to the extent that the Option was exercisable at the time of termination. In the event that an optionee dies or becomes disabled prior to the expiration of his Option and without having fully exercised his Option, the optionee or his successor shall have the right to exercise the Option during its term within a period of one year after termination of employment due to death or disability to the extent that the Option was exercisable at the time of termination unless, by its terms, it expires sooner.

     11. General Restrictions. Each Option granted under the Plan shall be subject to the requirement that if at any time the Committee shall determine that (i) the listing, registration or qualification of the shares of Common Stock subject or related thereto upon any securities exchange or under any state or federal law, or (ii) the consent or approval of any government regulatory body, or (iii) an agreement by the recipient of an Option with respect to the disposition of shares of Common Stock is necessary or desirable as a condition of or in connection with the granting of such Option or the issuance or purchase of shares of Common Stock thereunder, such Option shall not be consummated in whole or in part unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Committee.

     12. Rights of a Stockholder. The recipient of any Option under the Plan, unless otherwise provided by the Plan, shall have no rights as a stockholder unless and until certificates for shares of Common Stock are issued and delivered to him.

     13. Right to Terminate Employment. Nothing contained in the Plan or in any option agreement entered into pursuant to the Plan shall confer upon any optionee the right to continue in the employment of the Company or any subsidiary of the Company or affect any right that the Company or any subsidiary of the Company may have to terminate the employment of such optionee.

     14. Withholding. Whenever the Company proposes or is required to issue or transfer shares of Common Stock under the Plan, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy any federal, state or local withholding tax requirements prior to the delivery of any certificate or certificates for such shares. If and to the extent authorized by the Committee in its sole discretion, an optionee may make an election, by means of a form of election to be prescribed by the Committee, to have shares of Common Stock that are acquired upon exercise of an Option withheld by the Company or to tender other shares of Common Stock or other securities of the Company owned by the optionee to the Company at the time of exercise of an Option to pay the amount of tax that would otherwise be required by law to be withheld by the Company as a result of any exercise of an Option. Any such election shall be irrevocable and shall be subject to termination by the Committee, in its sole discretion, at any time. Any securities so withheld or tendered will be valued by the Committee at the mean of the high and the low prices the Common Stock traded on the trading day immediately preceding the date exercised.

     15. Non-Assignability. No Option under the Plan shall be assignable or transferable by the recipient thereof except by will or by the laws of descent and distribution. During the life of the recipient, such Option shall be exercisable only by such person or by such person's guardian or legal representative.

     16. Non-Uniform Determinations. The Committee's determination under the Plan (including without limitation determinations of the persons to receive Options, the form, amount and timing of such grants, the terms and provisions of Options, and the agreements evidencing same) need not be uniform and may be made selectively among persons who receive, or are eligible to receive, grants of Options under the Plan whether or not such persons are similarly situated.

     17.     Adjustments.

          (a) Changes in Capitalization. Subject to any required action by the stockholders of the Company, the number of shares of Common Stock covered by each outstanding Option and the number of shares of Common Stock that have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

          (b) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, all outstanding Options will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Committee. The Committee may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Committee and give each Option holder the right to exercise his Option as to all or any part of the shares of Common Stock covered by the Option, including shares as to which the Option would not otherwise be exercisable.

          (c) Sale or Merger. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Committee, in the exercise of its sole discretion, may take such action as it deems desirable, including, but not limited to (i) causing an Option to be assumed or an equivalent option to be substituted by such successor corporation or a parent or subsidiary of such successor corporation, (ii) providing that each Option holder shall have the right to exercise his Option as to all of the shares of Common Stock covered by the Option, including shares as to which the Option would not otherwise be exercisable, or (iii) declare that an Option shall terminate at a date fixed by the Committee provided that the Option holder is given notice and opportunity to exercise his Option prior to such date.

     18. Amendment. The Committee may terminate or amend the Plan at any time. The termination or any modification or amendment of the Plan shall not, without the consent of a participant, affect his rights under an Option previously granted.

     19. Reservation of Shares. The Company, during the term of the Plan, will at all times reserve and keep available such number of shares as shall be sufficient to satisfy the requirement of the Plan. Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares hereunder, shall relieve the Company of any liability for the failure to issue or sell such shares as to which such requisite authority shall not have been obtained.

     20. Effect on Other Plans. Participation in the Plan shall not affect an employee's eligibility to participate in any other benefit or incentive plan of the Company or any subsidiary of the Company. Any Options granted pursuant to the Plan shall not be used in determining the benefits provided under any other plan of the Company or any subsidiary of the Company unless specifically provided.

     21. Duration of the Plan. The Plan shall remain in effect until all Options granted under the Plan have been satisfied by the issuance of shares, but no Option shall be granted more than ten years after the date the Plan is adopted by the Company's Board of Directors.

     22. Forfeiture for Dishonesty. Notwithstanding anything to the contrary in the Plan, if the Committee finds, by a majority vote, after full consideration of the facts presented on behalf of both the Company and any optionee, that the optionee has been engaged in fraud, embezzlement, theft, commission of a felony or dishonest conduct in the course of his employment or retention by the Company or any subsidiary of the Company that damaged the Company, or any subsidiary of the Company or that the optionee has disclosed confidential information of the Company or any subsidiary of the Company, the optionee shall forfeit all unexercised Options and all exercised Options under which the Company has not yet delivered the certificates. The decision of the Committee in interpreting and applying the provisions of this Section 22 shall be final. No decision of the Committee however, shall affect the finality of the discharge or termination of such optionee by the Company or any subsidiary of the Company in any manner.

     23. No Prohibition on Corporate Action. No provision of the Plan shall be construed to prevent the Company or any officer or director thereof from taking any action deemed by the Company or such officer or director to be appropriate or in the Company's best interests whether or not such action could have an adverse effect on the Plan or any Options granted hereunder, and no optionee or optionee's estate, personal representative or beneficiary shall have any claim against the Company or any officer or director thereof as a result of the taking of such action.

     24. Indemnification. With respect to the administration of the Plan, the Company shall indemnify each present and future member of the Committee and the Board of Directors against, and each member of the Committee and the Board of Directors shall be entitled without further action on their part to indemnity from the Company for, all expenses (including the amount of judgments and the amount of approved settlements made with a view to the curtailment of costs of litigation, other than amounts paid to the Company itself) reasonably incurred by them in connection with or arising out of, any action, suit or proceeding in which they may be involved by reason of they being or having been a member of the Committee or the Board of Directors, whether or not they continue to be such member at the time of incurring such expenses; provided, however, that such indemnity shall not include any expenses incurred by any such member of the Committee or the Board of Directors (i) in respect of matters as to which they shall be finally adjudged in any such action, suit or proceeding to have been guilty of gross negligence or willful misconduct in the performance of their duty as such member of the Committee or the Board of Directors: or (ii) in respect of any matter in which any settlement is affected for an amount in excess of the amount approved by the Company on the advice of its legal counsel; and provided further that no right of indemnification under the provisions set forth herein shall be available to or enforceable by any such member of the Committee or the Board of Directors unless, within 60 days after institution of any such action, suit or proceeding, they shall have offered the Company in writing the opportunity to handle and defend same at its own expense. The foregoing right of indemnification shall inure to the benefit of the heirs, executors or administrators of each such member of the Committee or the Board of Directors and shall be in addition to all other rights to which such member may be entitled as a matter of law, contract or otherwise.

     25.     Miscellaneous Provisions.

          (a) Compliance with Plan Provisions. No optionee or other person shall have any right with respect to the Plan, the Common Stock reserved for issuance under the Plan or in any Option until a written option agreement shall have been executed by the Company and the optionee and all the terms, conditions and provisions of the Plan and the Option applicable to such optionee (and each person claiming under or through him) have been met.

          (b) Approval of Counsel. In the discretion of the Committee, no shares of Common Stock, other securities or property of the Company or other forms of payment shall be issued hereunder with respect to any Option unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal, state, local and foreign legal, securities exchange and other applicable requirements.

          (c) Compliance with Rule 16b-3. To the extent that Rule 16b-3 under the Exchange Act applies to Options granted under the Plan, it is the intent of the Company that the Plan comply in all respects with the requirements of Rule 16b-3, that any ambiguities or inconsistencies in construction of the Plan be interpreted to give effect to such intention and that if the Plan shall not so comply, whether on the date of adoption or by reason of any later amendment to or interpretation of Rule 16b-3, the provisions of the Plan shall be deemed to be automatically amended so as to bring them into full compliance with such rule.

          (d)     Effects of Acceptance of Option.  By
accepting any Option or other benefit under the Plan, each optionee and each person claiming under or through him shall be conclusively deemed to have indicated his acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board of Directors, the Committee or its delegates.

          (e) Construction. The masculine pronoun shall include the feminine and neuter, and the singular shall include the plural, where the context so indicates.

     26. Stockholder Approval. The exercise of any Option granted under the Plan shall be subject to the approval of the Plan by the affirmative vote of the holders of a majority of the outstanding shares of the Common Stock present, or represented, and entitled to vote at a meeting duly held.

                                                               EXHIBIT
15

Securities and Exchange Commission
Washington, D.C. 20549

We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of September 28, 1996 and for the three-month and nine-month periods ended September 28, 1996, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated October 24, 1996. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended September 28, 1996 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284; 2-97645;
2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphss 7 and 11 of that Act.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
October 24, 1996

                                                               EXHIBIT
19
Dear Stockholder:

     During the past four months, Aydin Corporation has been undergoing a major restructuring in order to return the Company to increased revenues and profitability.
     Utilizing the experience and expertise Aydin has achieved in producing products for the military sector, we are expanding further into manufacturing and selling a range of products, systems and services to commercial markets. Our thrust is to build the same strength in our marketing and client service operations as we have achieved in the past in engineering our technologically-advanced products.
     Towards the goal of maximizing revenues and profits, management is focusing more on marketing, sales and communications to increase the number of customers, generate new business from existing customers, and ensure client satisfaction.
     Third quarter 1996 results were consistent with the Company s expectations as we undergo restructuring. We do anticipate additional but reduced losses in the fourth quarter. Management s challenge is to achieve break-even operations by mid 1997.
     In the third quarter of 1996, sales of $25,249,000 represented a 23% decrease compared to sales of $32,932,000 in the same period last year. The Company incurred a net loss for the third quarter of 1996 of $5,467,000, or $1.07 per share, compared to net income of $ 774,000, or $.15 per share, in last year s third quarter.
     Sales for the first nine months of 1996 were $88,238,000, a 16% decrease from last year's nine month sales of $105,014,000. For the first nine months of 1996, a net loss of $11,528,000, or $2.25 per share was reported, compared to a net income of $3,038,000, or $.60 per share, for the first nine months of 1995.
     Third quarter 1996 results include a restructuring charge of $3.7 million pre-tax, or $2.8 million ($.55 per share) after tax. The Company s restructuring plan includes the following actions designed to improve future operating results and enhance the Company s working capital position: (1) sale of the Company s San Jose owned facility; (2) sale of the Company s High Power Amplifier product line (accomplished in October); and (3) exit and severance costs resulting from the consolidation of various product lines operated in different locations and divisions.
     During the quarter, we had significant achievements in contract performance which contributed to a positive cash flow from operations of approximately $3 million and should continue to enhance future cash flows.
                                (page 1)

In August, we signed a protocol with the Turkish Air Force
(TMRC) that established a new baseline for the future delivery of air defense systems and resulted in a $6.5 million payment during the quarter. Three of the 13 systems have been installed and accepted by the customer. Our plans are to install one system about every six weeks. We also successfully achieved Preliminary Systems Acceptance on the first RIS site of our NATO contract for which payment was received in October.
     Backlog at September 28, 1996 was approximately $90 million, versus $116 million at September 30, 1995, and $94 million at June 30, 1996. These backlog numbers do not include probable production options. In August, Aydin was awarded an $8.4 million delivery order contract to provide Miniature Data Acquisition Units over a three year period for the Department of Defense Flight Test Program. These units gather information to evaluate airframe and aircraft flight worthiness. This award will be included in backlog as delivery orders are received.
     The Board of Directors decided that Aydin could best maximize its shareholder value by remaining independent at this time, and a possible merger with EA Industries is no longer being considered.
     Our mission is to be a world class provider of products and systems for the acquisition and distribution of information over electronic communication media, and to focus on customers and their needs. We look to the future with optimism as we position and strengthen the Company for growth and profitability in 1997.
     For the latest news and information on Aydin and our products, you can look at our Internet pages located at: http://www.aydin.com. You will also be able to give feedback, offer ideas and suggestions on what you would like to see featured. . . . . and even have an opportunity to chat with the
CEO.
                        /s/ I. Gary Bard
                        I. Gary Bard
                        Chairman and Chief Executive Officer
October 30, 1996

                                (page 2)

                AYDIN CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            ($000 omitted except for per share amounts)

                        3 Months Ended        9 Months Ended
                      9/28/96    9/30/95    9/28/96     9/30/95
                         (Unaudited)               (Unaudited)
NET SALES           $  25,249   $  32,932  $  88,238   $ 105,014
COST AND EXPENSES
 Cost of sales         20,425      24,014     70,961      76,612
 Selling, general and
  administrative        6,557       5,954     21,946      18,699

 Research and
  development           2,353       1,777      6,904       4,998
 Interest expense,
  (income) net            (60)        110        364         128
 Restructuring costs    3,730         -0-      3,730         -0-
                      ________   _________  ________    _________
   Total               33,005      31,855    103,905     100,437
                      ________   _________  ________    _________

INCOME (LOSS) BEFORE
INCOME TAXES AND
MINORITY INTEREST      (7,756)      1,077    (15,667)      4,577


INCOME TAXES (RECOVERY)(2,289)        311     (4,049)      1,528
                     ________   _________  ________    _________
INCOME (LOSS) BEFORE
MINORITY INTEREST     (5,467)        766    (11,618)      3,049


LESS MINORITY INTEREST   -0-          (8)       (90)         11
                     ________   _________  ________    _________
NET INCOME LOSS)     $(5,467)  $     774  $ (11,528)   $  3,038
                     ________   _________ _________    _________
                     ________   _________ _________    _________
EARNINGS (LOSS)
 PER SHARE           $ (1.07)  $     .15  $   (2.25)   $    .60
                     ________   _________ _________    _________
                     ________   _________ _________    _________

                                (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                    Sept. 28, 1996   Dec. 31, 1995
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1996, $2,713; 1995, $3,569           $   4,594         $   4,638
Restricted cash                           6,623            11,672
Accounts receivable                      32,300            53,216
Unbilled revenue, after
 progress billings                       42,897            46,927
Inventories:
 Raw materials                            8,590            11,581
 Work-in-process                          5,940             7,965
 Finished product                         2,893             3,234
Prepaid expenses                          1,988             1,577
                                       ________          ________
   Total current assets                 105,825           140,810
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:
 1996, $60,066; 1995, $59,055            24,235            25,624
OTHER ASSETS                                  9               426
                                       ________          ________

    TOTAL ASSETS                       $130,069          $166,860
                                       ________          ________
                                       ________          ________
__________________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1995 balance sheet has been derived from the audited financial statements contained in the 1995 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in contingency disclosures and although the Company's liquidity and financial flexibility have improved since year end, they continue to be adversely affected until we receive further collections against unbilled revenue or get new borrowing facilities in place, which we expect to happen around year-end 1996. Pretax income for the nine months includes foreign currency translation gains relating to the Turkish subsidiary of $605,000 for 1996 and $323,000 for 1995.

The third quarter includes a $3.7 million pretax restructuring charge in accordance with the following plan, which is expected to be completed by June 30, 1997: 1) sale of Company-owned facilities; 2) sale of the High Power Amplifier product line (accomplished in October); and 3) exit and severance costs in connection with the consolidation of various product lines operated in different locations and divisions. Of the total restructuring charge of $3.7 million, approximately $1.3 million of costs were incurred in the third quarter and the balance has been reflected in the September 28, 1996 balance sheet as accrued liabilities or asset reductions.

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            Sept. 28, 1996   Dec. 31, 1995
                            (Unaudited)
CURRENT LIABILITIES:
 Current maturities of
  long-term debt           $    -0-           $    342
 Short-term bank debt         3,798              5,486
 Accounts payable            18,337             29,222
 Accrued liabilities          6,985              7,370
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     2,728              2,843
 Accrued and deferred
  income taxes                  337              9,932
                           ________            _______
Total current liabilities    32,185             55,195

LONG-TERM DEBT,
 less current maturities        -0-                770

DEFERRED INCOME TAXES         4,700              6,232

MINORITY INTEREST               -0-                 90

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1996,
  5,125,900 shares;
  1995, 5,112,127 shares      5,126              5,112
 Additional paid-in capital   2,356              2,188
 Retained earnings           86,355             97,883
 Foreign currency
  translation effects          (653)              (610)
                           ________            _______
    Stockholders' equity     93,184            104,573
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $130,069           $166,860
                           ________            _______
                           ________            _______

                                (page 5)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                       Nine Months Ended
                               Sept. 28, 1996       Sept. 30, 1995
                                  (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)                $  (11,528)         $    3,038
Items not affecting cash:
 Depreciation and amortization        2,215               2,325
 Deferred income taxes                  300                 300
 Minority Interest                      (90)                 11
 Gain on sale of facility              (216)                -0-
 Other                                  374                 (50)
Changes in certain working
capital items:
 Accounts receivable                 20,916               3,922
 Unbilled revenue                     4,030             (15,613)
 Advance payments and contract
  billings in excess of
  recognized revenue                   (115)             (1,002)
 Inventories                          5,357              (1,212)
 Prepaid expenses                      (411)               (294)
 Accounts payable and accrued
   liabilities                      (11,270)             (1,115)
 Accrued income taxes               (11,427)               (149)
                                 __________          ___________
           CASH (USED) BY
           OPERATING ACTIVITIES      (1,865)             (9,839)

INVESTING ACTIVITIES
Net property, plant and
   equipment additions               (1,769)             (2,203)
Proceeds from sale of facility        1,159                 -0-
                                 __________          ___________
           CASH (USED) BY
           INVESTING ACTIVITIES        (610)             (2,203)

FINANCING ACTIVITIES
Release of collateral on
  restricted cash                     5,049               8,062
Principal payments on
  long-term debt                     (1,112)               (808)
Net repayments of
  short-term borrowings              (1,688)               (200)
Purchase of treasury shares             -0-                 (78)
Minority investment in
  consolidated subsidiary               -0-                 103
Proceeds from exercise of
  stock options                         182               1,002
                                 __________          ___________
           CASH PROVIDED BY
           FINANCING ACTIVITIES       2,431               8,081
                                 __________          ___________
DECREASE IN CASH
 AND CASH EQUIVALENTS                   (44)             (3,961)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                 4,638               9,771
                                 __________          ___________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $     4,594          $    5,810
                                 __________          ___________
                                 __________          ___________

                                (page 6)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation


     We have reviewed the condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of September 28, 1996, and the related condensed consolidated statements of operations and cash flows for the nine month periods ended September 28, 1996 and September 30, 1995 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of the management of Aydin Corporation and subsidiaries.
     A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.
     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 26, 1996, except as to Note A for which the date is March 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
October 24, 1996

------------------------------------------------------------------
      A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation

                                 (page 7)

                            AYDIN CORPORATION
     Aydin Corporation designs, engineers, manufactures, markets, distributes, installs, and operates technologically advanced communication and information systems.
     The Company s capabilities include: telecommunications; airborne and ground data acquisition and avionics; computer equipment and software; air and other traffic control; radars, radar simulation, integration and modernization; command control and communications systems; and systems integration.
     Aydin is a world-class provider of products and services for the acquisition and distribution of information over electronic communications media.
     The Company has facilities in the United States, the United Kingdom, Turkey and South America.

                                  (page 8)