Form 10-K
period 1996-12-31
AYDIN CORP
filed 1997-03-31
CIK 8919

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
 (Mark One)
 _X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended __December 31, 1996__.
                                     OR
 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________ to ______________.

 Commission file number ____1-7203____.

                             AYDIN CORPORATION


 _______________________________________________________
      (Exact name of registrant as specified in its charter)

     Delaware                                23-1686808

 ________________________________  ___________________________
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization           Identification No.)

        700 DRESHER ROAD
      HORSHAM, PENNSYLVANIA                           19044
 _________________________________  __________________________
 (Address of principal executive offices)          (Zip Code)

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

                                   NONE
                             _________________
                             (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

 The aggregate market value of 5,095,834 shares of Common Stock held by non-affiliates, computed using the closing price as of March 27, 1997, was $57,328,133.

 Number of shares of Common Stock outstanding as of March 28, 1997 5,173,400.

 DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following documents are incorporated by reference:

 - 1996 Annual Report to Stockholders of Aydin Corporation
   (hereinafter, "Annual Report") - Parts I and II
 - Proxy Statement of Aydin Corporation, dated March 27, 1997
   (hereinafter,"Proxy Statement") - Part III

 INDEX TO FORM 10-K

 ----------------------------------------------------------

    This index lists the requirements of Form 10-K and the page number in this Form 10-K (or in the Annual Report or the Proxy Statement) where each item can be found.

     PART I

 Item 1 Business . . . . . . . . . . . .10-K, pp. 2-5
 Item 2 Properties . . . . . . . . . . .10-K, p. 6
 Item 3 Legal Proceedings. . . . . . . .10-K, p. 6
 Item 4 Submission of Matters to a Vote
        of Security Holders. . . . . . .10-K, p. 6
        Executive Officers of the
        Registrant . . . . . . . . . . .10-K, pp. 6-7

        PART II

 Item 5 Market for the Registrant's Common
        Equity and Related Stockholder
        Matters. . . . . . . . . . . . .Annual Report, p. 27
                                        Inside back cover
 Item 6 Selected Financial Data. . . . .Annual Report, p. 27
 Item 7 Management's Discussion and Analysis
        of Financial Condition and Results
        of Operation . . . . . . . . . .Annual Report, p. 23
 Item 8 Financial Statements and
        Supplementary Data . . . . . . .Annual Report,
                                        pp. 10-22, 26
 Item 9 Changes In and Disagreements With
        Accountants on Accounting and
        Financial Disclosure . . . . . .Not Applicable

        PART III

 Item 10                                Directors and Executive Officers of the
        Registrant . . . . . . . . . . Proxy Statement,
                                        pp. 3-5, 13
                                       10-K, pp. 6-7
 Item 11  Executive Compensation . . . . Proxy Statement,
                                        pp. 5-8, 10-12
 Item 12                                Security Ownership of Certain
        Beneficial Owners and Management
                 . . . . . . . . . . . . Proxy Statement,
                                        p. 2-3
 Item 13                                Certain Relationships and Related
        Transactions . . . . . . . . . .10-K, p. 8

        PART IV

 Item 14                                Exhibits, Financial Statement
        Schedules and Reports on
        Form 8-K . . . . . . . . . . . .10-K, pp. 9-10
                                        Exhibits

 PART I

 ITEM 1.  BUSINESS

 (a)     General Development of Business

    Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

    The Company consists domestically of three major operating and three smaller support divisions, and two foreign operating subsidiaries. The Company disposed of its 80% interest in its Argentine subsidiary on December 31, 1996 and now owns 19% of that company. The divisions and subsidiaries are profit centers each with engineering, manufacturing, marketing and accounting functions.

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

 (c)     Narrative Description of Business

    The following table sets forth the percentage of the Company's total revenue contributed by each of its classes of products (among which overlapping does occur) for each of the last three years:


                                                  1996     1995    1994
                                                  ----     ----    ----
 (1)  Telecommunications                           23 %     25 %     30 %
 (2)  Airborne & Ground Data Acquisition
      and Avionics                                 40       34       29
 (3)  Computer Equipment and Software              24       23       22
 (4)  Radars, Radar Simulation, Integration
      and Modernization                             1        6        5
 (5)  Command, Control and Communications
      Systems                                      12       12       14
                                                  ----     ----    ----
      Totals                                      100 %    100 %   100 %

      As stated above, the Company operates predominantly in the electronics manufacturing industry, and all information set forth below is with respect to the Company's business as a whole. The Company designs, manufactures, and sells five classes of products as set forth above and as described below:

      (1)  Telecommunications
           Aydin engineers, manufactures and sells microwave digital and analog transmission equipment and systems for commercial and military applications, which include wireless telephony communications equipment, cellular range extender, line-of-site
            (LOS) microwave radios, time division multiple access (TDMA) terminals for satellite earth stations and solid state amplifiers, portable communications terminals, troposcatter networks and wired network access products. Aydin also installs turnkey telecom systems.

      (2) Airborne and Ground Data Acquisition and Avionics Aydin provides airborne equipment and systems to gather critical information and to process, format and transmit to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. Aydin's terminals receive this data on the ground and analyze and distribute it for display, tracking and control.

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

      (4)  Radars, Radar Simulation, Integration and
            Modernization
           Aydin has developed several projects in radar simulation, radar integration and automation of manual radars. Modernization of previously designed radars is also done by Aydin.

      (5)  Command, Control and Communications Systems
           Aydin provides turnkey command, control and communications (C3) systems with or without radars for defense systems, both fixed and mobile.

      The Company's products and systems are sold directly by Company sales personnel and manufacturers' representatives. Sales personnel for the Company are located in many cities across the United States as well as at key major military bases, with corporate marketing located in Horsham, PA and in the Washington, D.C. area. With respect to exports, sales efforts are conducted by its international subsidiaries, its international sales network and manufacturers' representatives in many countries.

      The Company maintains standard product lines and systems sold by catalog, although it generally does not maintain an inventory of finished goods. A significant portion of current sales is attributable to such standard products, modifications thereof, and turnkey communications systems using these products. Another portion of sales is attributable to special, made-to-order equipment based upon a customer's specific requirements.

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

      A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is as follows:

                                       1996          1995          1994
                                   ------------  ------------  ------------
 U.S. Government Agencies (direct  $ 38,728,000  $ 44,309,000  $ 42,015,000 and indirect), principally
 Department of Defense (1)

 Export and foreign sales
 including equipment sold to
 other U.S. companies for
 export (1) (2) (3)                  47,495,000    58,059,000    75,166,000

 U.S. commercial and industrial
 business                            30,355,000    38,239,000    25,260,000
                                   ------------  ------------  ------------
 TOTAL NET SALES                   $116,578,000  $140,607,000  $142,441,000
                                   ------------  ------------  ------------
                                   ------------  ------------  ------------

    (1) The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $15,116,000 in 1996, $16,549,000 in 1995, and $24,888,000 in 1994. Sales to CTI (Argentina) amounted to $15,739,000 in 1994.

                                (page 3)

    (2) Includes foreign sales of $27,000,000 for 1996, $28,943,000 for 1995, and $37,167,000 for 1994.

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

    As stated above, although the Company maintains standard product lines and systems sold by catalog, it generally does not maintain a significant level of finished goods inventory. However, the Company maintains an adequate level of raw materials inventory so that it will be able to meet initial delivery requirements of customers. The Company has had no material difficulty in obtaining goods from suppliers. The Company does not provide rights to return its products, and generally does not provide extended payment terms to customers.

    The backlog of unfilled orders at December 31, 1996 was $84 million as compared to $106 million at December 31, 1995. Approximately 25% of the 1996 backlog is not reasonably expected to be filled within the current year.

    The backlog includes approximately $27 million for a command, control and communications project for the Government of Turkey for which most of the work is to be done over the next two years. This contract became effective in October, 1990.

    All contracts with the U.S. Government and some of the foreign governments are subject to cancellation at the convenience of the government. In the event a contract with the U.S. Government is so terminated, the Armed Services Procurement Regulations provide that the Company shall be reimbursed for expenses incurred and shall be entitled to reasonable profits.

    The greater portion of the Company's business is obtained by competitive bidding, while some is obtained through sole source negotiation. In the domestic marketplace, the Company competes with some major U.S. companies from time to time; however, some of the competition in the U.S. comes from companies which are similar in size or smaller than Aydin. In the international marketplace, Aydin competes with major companies in addition to U.S. firms. A number of such competitors are larger than Aydin with greater financial resources, while some are similar to or smaller than Aydin.

    Technical capability, reputation, price, ability to meet delivery schedules and reliability are the principal competitive factors. No single competitor offers the same range of products and systems as Aydin. Depending on the particular product itself and the requirements of the contract documents, the number of firms competing with Aydin generally ranges from one to ten.

    Estimated amounts spent during 1996, 1995, and 1994 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                       1996       1995       1994
                                     --------   --------   --------
  Company-sponsored research and
  development on direct cost basis   $8,315,000 $6,603,000 $5,159,000

  Customer-sponsored research
  and development activities         $2,081,000 $2,873,000 $4,859,000

    The Company, along with others, is responsible for the cost of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site has been completed. Costs incurred to date and future expected monitoring costs amount to $9.7 million. Of the total amount, $3.1

                                (page 4)
    million are costs to be expended over the next thirty (30) years to monitor the cleanup. Those costs have been included in the accompanying consolidated balance sheet as liabilities discounted at 7% for the time value of money to the expected payment dates. Expected payments for the years following December 31, 1996 are $105,000 annually.

    In 1993 the Company reached settlement with three insurance carriers (with which the Company maintained environmental coverage on this site) for the payment of $6.7 million of costs. A court granted a declaratory judgement requiring the fourth carrier to pay cleanup costs in excess of the $6.7 million. That carrier is currently appealing that judgement. The amounts paid by the Company in excess of the $6.7 million recovered from the three insurance carriers, $1.5 million, plus the discounted future costs of monitoring the site, $1.1 million, have been recorded as Other Assets in the accompanying consolidated balance sheet at December 31, 1996. Management believes that it is probable that the Company will be successful in recovering these amounts from the insurer and that the resolution of this matter will not have an adverse affect on the financial condition or results of operations of the Company.

    The Company employs approximately 1,200 persons, with operations concentrated principally in the Philadelphia and San Jose areas. Employer-employee relations are considered to be satisfactory.

 (d) Financial Information About Foreign and Domestic
 Operations and Export Sales
    The Company had no significant foreign operations prior to 1991 although a $210 million contract from the Government of Turkey became effective in October, 1990 with approximately 35% of this contract being performed by the Company's Turkish subsidiary. Foreign assets included in the consolidated balance sheet amounted to $21.7 million, $25.6 million, and $25.2 million, at December 31, 1996, 1995, and 1994, respectively. Of these amounts, $2.5 million, $.4 million, and $6.7 million at December 31, 1996, 1995, and 1994, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting mainly of U.S. dollar denominated interest-bearing time deposits. Foreign sales and pretax income for 1996 amounted to $27.0 million and $.9 million respectively. Foreign sales and pretax income for 1995 amounted to $28.9 million and $5.4 million, respectively. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1996, 1995, and 1994 by geographic area are set forth below:

                           1996         1995         1994
                       -----------  -----------  -----------
 Asia                  $ 4,259,000  $ 6,224,000  $ 6,788,000
 Africa                  3,203,000    4,003,000    2,553,000
 Europe                 28,452,000   35,360,000   41,465,000
 North America           1,273,000    1,605,000    1,852,000
 South America           9,735,000   10,604,000   22,125,000
 Other                     573,000      263,000      383,000
                       -----------  -----------  -----------
 Total export and
  foreign sales        $47,495,000  $58,059,000  $75,166,000
                       -----------  -----------  -----------
                       -----------  -----------  -----------

    On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 41% of total sales in 1996, 41% of total sales in 1995, and 53% in 1994. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products. The Company and its foreign subsidiaries may be adversely affected by certain risks generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.

                                (page 5)

 ITEM 2.  PROPERTIES
 The Company's total plant capacity at December 31, 1996 is approximately 630,000 square feet of administrative and production facilities, 495,000 of which it owns and the balance of which it leases. All major leased properties are held under leases expiring between 1998 and 1999, most with renewal options. As part of the restructuring and consolidation, three Company-owned buildings (258,000 square feet), have been offered for sale. Two of these facilities are under contract for sale and an offer has been received on the third facility. The Company maintains its corporate headquarters in Horsham, Pennsylvania, and numerous sales offices within and outside the U.S. The administrative and production facilities occupied by the Company are well maintained and suitable for its operations, and include plant area, warehouse space, and management, engineering and clerical offices. The plants of each of the manufacturing operations generally contain machine shops, assembly areas, testing facilities and packing and shipping departments in addition to the engineering and laboratory areas.


 ITEM 3.  LEGAL PROCEEDINGS
 On June 16, 1995, the Company filed a claim with Loral Defense Systems-Eagan (formerly Unisys Corporation), a subcontractor to the Company on the TMRC program with the Government of Turkey, in the sum of $19.04 million for losses sustained as a result of Loral's breach of the subcontract. On June 30, 1995, Loral filed a Demand For Arbitration with the American Arbitration Association claiming damages of $12.4 million for breach of contract by the Company. On July 12, 1995, the Company filed a revised claim of $32.8 million against Loral. The arbitration claims were put on hold pursuant to an interim settlement agreement dated October 3, 1995 between the parties until completion of the User Test in Turkey and the payment of $8.25 million by Aydin, which occurred March 13, 1996. On June 12, 1996, Loral filed an Amended Arbitration Demand, now claiming $18.4 million. On July 23, 1996, the Company filed its answer to the amended claim and filed its Amended Arbitration Counterclaim against Loral, demanding in excess of $65 million as damages resulting from Loral's intentional breach of the subcontract, and for Loral's failure to produce software in accordance with the subcontract specifications. The Company intends to vigorously prosecute its counterclaim.
  The Company believes that it has meritorious defenses and counterclaims to the claims of Loral.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 There were no matters submitted to a vote of security holders during the Fourth Quarter of 1996.

 EXECUTIVE OFFICERS OF THE REGISTRANT
 The names, ages, year first elected as officer or appointed as general manager, positions and recent prior experience of all current executive officers of the Company as of March 27, 1997, are as follows:

   I. GARY BARD, CHAIRMAN, PRESIDENT AND C.E.O.
   59. 1996. Chairman of the Board of Directors and Chief Executive Officer since May 6, 1996. President of the Company since October 8, 1996. Prior to that, Vice President and General Manager, Federal Systems Solutions Integration Division of Unisys Corporation, providing integration solutions to the federal, state and local government marketplace, since October 1995. Consultant on software development from February 1993 to October 1995. Chief Operating Officer of Open Software Foundation, from November 1992 to February 1993, and President of Integrated Systems Division of Computer Sciences Corporation, from July 1984 to November 1992.

   JOHN F. VANDERSLICE, EXECUTIVE VICE PRESIDENT
   56. 1983. Executive Vice President of the Company and President of the Products Group (formerly the Vector and Controls Divisions) (manufactures airborne data communications products and color display terminals) since November 1982. Previously, he was Manager of Engineering (1969-1972), Operations Manager (1972-1973), and Vice President of Operations (1973-1982) of the Vector Division.

                                (page 6)

   KLAUS D. OEBEL, VICE PRESIDENT
   55. 1996. Vice President of the Company and President of the Communication Systems Group (formerly the Computer & Monitor and Telecom Divisions) (products and systems for commercial and military communication and control, radar intergration and modernization programs) since September 1996, having initially joined the Company as Director of Corporate Business Development in August 1996. Prior to joining the Company, he was President of Oebel Associates Inc., a consulting firm specializing in strategic market planning, restructuring and performance systems management, from October 1985 to August 1996.

   JAMES R. HENDERSON, VICE PRESIDENT
   39.  1996.  Vice President, Treasurer and Chief
    Financial Officer of the Company since July 1996. Prior to joining the Company, he held various accounting and financial positions with Unisys Corporation (services and computer manufacturing): Director of Financial Planning and Accounting (1989-1991), Controller of Defense Operations (1991-1993), Executive Assistance to the President of the Defense Group (1993-1994), Director of Operations for Unisys Services Division (1994-1995), and Controller of Unisys Outsourcing Division (1995-
    1996).

   H. BARRY MASER, VICE PRESIDENT
   60. 1996. Vice President of Business Development of the Company since November 1996. Prior to joining the Company, he was President of Lynbar Group, Inc., a manufacturing representative, business planning and market planning company (1981-1996).

   DEMIRHAN HAKIMOGLU, VICE PRESIDENT
   58.  1992.  Vice President of the Company.  Mr.
    Hakimoglu was first elected Vice President in February 1991, and resigned that position in July 1991. He was re-elected Vice President in February 1992. He also served as Chairman of the Board and CEO of the Company's foreign subsidiary, Aydin Yazilim ve Elektronik Sanayi A.S. (software design, manufactures digital microwave radios, telcom equipment and systems), since July 1990. Prior to that, he served in various engineering and management positions with various divisions of the Company since 1968 (except for a two year period, 1978-
    1980).

   THOMAS M. LOCASALE, VICE PRESIDENT
   59. 1994. Vice President of the Company and Chief Scientist since August 1996. Prior to that, he was President of Aydin Telecom Division (manufactures digital wireless telephony equipment and systems) since October 1994. From September 1988 to October 1994, he was Executive Vice President of Aydin's Computer and Monitor Division (manufactures communication and air defense systems). Prior to the merger of the Computer and Monitor divisions in 1988, he was Executive Vice President of Monitor Systems Division (manufacturer of telemetry, data acquisition, network and satellite communication products) and held various engineering and management positions since May 1965.

   HERBERT WELBER, CONTROLLER AND ASSISTANT TREASURER
   61.  1986.  Controller and Assistant Treasurer of the
    Company since August 1986.  Previously, he was
    Controller and Vice President of Controls Division
    (manufactures display terminals) since August 1981.

 Except for Messrs. Bard, Oebel, Henderson and Maser, each of the above officers was elected at the Annual Meeting of the Board of Directors on April 26, 1996. Mr. Bard was elected Chairman and Chief Executive Officer on May 6, 1996 to fill the vacancy created by the resignation of Ayhan Hakimoglu and elected President of the Company on October 8, 1996. Mr. Henderson was elected a Vice President of the Company on July 25, 1996. On October 25, 1996, Messrs. Oebel and Maser were elected Vice Presidents. Officers are elected each year after the Annual Meeting of Stockholders. Each serves subject to the discretion of the Board of Directors until his successor shall be elected or until his death, disqualification, resignation or removal in the manner provided in the Company's By-Laws. There are no family relationships among any executive officers of Aydin.

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

 ITEM 6.  SELECTED FINANCIAL DATA
 Incorporated by reference is the information under the heading, "Selected Financial Data" on page 27 of the Annual
 Report.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS
 Incorporated by reference is the information under the heading, "Management's Discussion and Analysis of Financial
 Condition and Results of Operations" on page 23 of the Annual
 Report.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Incorporated by reference are the Consolidated Financial Statements of Aydin Corporation and the related Notes to Consolidated Financial Statements, and Report of Independent Auditors on pages 10 to 22, inclusive, and the data under the heading, "Quarterly Financial Data" on page 27, of the Annual Report.

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL
          DISCLOSURE
 None.

 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Incorporated by reference is the information under the heading, "Election of Directors" on pages 3-5 of the Proxy Statement, the information under the heading, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement, and the information under the heading, "Executive Officers of the Registrant" on pages 6 and 7, Part I of this 10-K.

 ITEM 11.  EXECUTIVE COMPENSATION
 Incorporated by reference is the information under the heading, "Compensation of Executive Officers", "Option Grants in Last Fiscal, "Aggregated Option Exercises and Fiscal Year-End Option Values", "Employment Contracts and Termination of Employment Arrangements", and "Compensation Committee Interlocks and Insider Participation" on pages 5-8 and 10-12 of the Proxy Statement.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT
 Incorporated by reference is the information under the headings, "Beneficial Ownership of Common Stock" and
 "Beneficial Ownership by Management" on pages 2 and 3 of the Proxy Statement.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 None.

                                (page 8)

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

    Consolidated Balance Sheets, as of December 31, 1996 and
     1995.
    Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994.
    Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994.
    Notes to Consolidated Financial Statements.
    Report of Independent Auditors.

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

     3(ii) By-Laws.

     10.1       Employment Agreement, I. Gary Bard (filed as
                 Exhibit No. 10.1 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

     10.2       Employment Agreement, Klaus D. Oebel (filed as
                 Exhibit No. 10.2 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

     10.3       Employment Agreement, H. Barry Maser (filed as
                 Exhibit No. 10.3 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

     10.4       Employment Agreement, James R. Henderson (filed as
                 Exhibit No. 10.4 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

     10.5       The 1994 Incentive Stock Option Plan, as amended.

     10.6       The 1996 Equity Incentive Plan, as amended.

     10.7  Restricted Stock Agreement, Klaus D. Oebel,
                dated October 8, 1996.

     10.8  Restricted Stock Agreement, H. Barry Maser,
                dated December 16, 1996.

     10.9  Consulting Agreement, Ayhan Hakimoglu, dated
                 May 1, 1996.

                                (page 9)

     10.10 Restrictive Covenant Agreement, Ayhan Hakimoglu,
                dated May 1, 1996.

     10.11 Resignation Agreement, Donald S. Taylor, dated
                September 13, 1996.

     13    Annual Report to Security Holders

     21    Subsidiaries of Registrant

     23    Consent of Independent Auditors

     27    Financial Data Schedule (electronic filing only)

     99  Independent Auditors' Report

       All other exhibits not listed above are omitted because they are inapplicable.

 (b) Reports on Form 8-K
     No reports on Form 8-K were filed during the Fourth
      Quarter of 1996.

                                          AYDIN CORPORATION
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS 1996, 1995, AND 1994

       COLUMN A                             COLUMN B             COLUMN C           COLUMN D       COLUMN E
 DESCRIPTION                               Balance at            ADDITIONS          Deductions -   Balance at
                                           Beginning     Charged to  Charged to     Describe       End of Period
                                           of Period     Costs and   Other Accounts
                                                         Expenses    - Describe
 Year 1996
 _________
   Deducted from asset accounts:
     Allowance for doubtful accounts      $  289,000   $1,061,000                   $  368,000 (1) $  982,000
     Raw materials inventory reserve       1,256,000    3,842,000                    3,268,000 (2)  1,830,000
                                          __________   __________                   __________     __________
                    Totals                $1,545,000   $4,903,000                   $3,636,000     $2,812,000

 Year 1995
 _________
   Deducted from asset accounts:
     Allowance for doubtful accounts      $  323,000   $   19,000                   $   53,000 (1) $  289,000
     Raw materials inventory reserve       2,450,000    1,120,000                    2,314,000 (2)  1,256,000
                                          __________   __________                   __________     __________
                    Totals                $2,773,000   $1,139,000                   $2,367,000     $1,545,000

 Year 1994
 _________
   Deducted from asset accounts:
     Allowance for doubtful accounts      $  331,000   $   43,000                   $   51,000 (1) $  323,000
     Raw materials inventory reserve       2,029,000    1,240,000                      819,000 (2)  2,450,000
                                          __________   __________                   __________     __________
                    Totals                $2,360,000   $1,283,000                   $  870,000     $2,773,000

 (1) Uncollectible accounts written off, net of recoveries.
 (2) Obsolete inventory written off.

                               (page 10)

                               SIGNATURES

 Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aydin Corporation



 Dated: __March 31, 1997__   By: ____/s/ Robert A. Clancy_____
                                      Robert A. Clancy
                                         Secretary

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: ___/s/ I. Gary Bard _______    Dated: __March 28, 1997__
     I. Gary Bard
     Chief Executive Officer, President and
     Chairman of the Board of Directors

 By: __/s/ John F. Vanderslice__    Dated: __March 17, 1997__
     John F. Vanderslice
     Executive Vice President and Director

 By: __/s/ James R. Henderson___    Dated: __March 26, 1997__
     James R. Henderson
     Vice President, Treasurer and
     Chief Financial Officer

 By: __/s/ Herbert Welber_______    Dated: __March 24, 1997__
     Herbert Welber
     Controller and Assistant Treasurer
     Principal Accounting Officer

 By: __/s/ Nev A. Gokcen________    Dated: __March 18, 1997__
     Nev A. Gokcen
     Director

 By: __/s/ Irwin L. Gross_______    Dated: __March 20, 1997__
     Irwin L. Gross
     Director

 By: ___________________________    Dated: __________________
     Gary Mozenter
     Director

 By: __/s/ Harry D. Train_______    Dated: __March 24, 1997__
     Harry D. Train, II
     Director

                                    EXHIBIT INDEX

 Exhibit             Description of Exhibit
 No.
 3(i) Restated Certificate of Incorporation (filed as Exhibit No. 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
 3(ii)     By-Laws.
 10.1 Employment Agreement, I. Gary Bard (filed as Exhibit No. 10.1 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).
 10.2 Employment Agreement, Klaus D. Oebel (filed as Exhibit No. 10.2 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).
 10.3 Employment Agreement, H. Barry Maser (filed as Exhibit No. 10.3 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).
 10.4 Employment Agreement, James R. Henderson (filed as Exhibit No. 10.4 to Registrant Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).
 10.5      The 1994 Incentive Stock Option Plan, as amended.
 10.6      The 1996 Equity Incentive Plan, as amended.
 10.7      Restricted Stock Agreement, Klaus D. Oebel, dated
           October 8, 1996.
 10.8      Restricted Stock Agreement, H. Barry Maser, dated
           December 16, 1996.
 10.9      Consulting Argreement, Ayhan Hakimoglu, dated
           May 1, 1996.
 10.10     Restrictive Covenant Agreement, Ayhan Hakimoglu,
           dated May 1, 1996.
 10.11     Resignation Agreement, Donald S. Taylor, dated
           September 13, 1996.
 13        Annual Report to Security Holders
 21        Subsidiaries of Registrant
 23        Consent of Independent Auditors, Grant Thornton
           LLP
 27        Financial Data Schedule (electronic filing only)
 99        Independent Auditors' Report, Grant Thornton LLP

                                                  Exhibit 3(ii)

                           AYDIN CORPORATION
                                BY-LAWS
                    (Last Amended February 27, 1997)
                                *******

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

                                               Exhibit 10.5

                  THE 1994 INCENTIVE STOCK OPTION PLAN
                                   OF
                           AYDIN CORPORATION

                             150,000 Shares
                   (Last amended, December 16, 1996)
 I. Purpose

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

        3. No option may be exercised after ten years from the date of its grant. Unless the option Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

       After:                        The optionee may purchase:
 One year from date of grant..................25% of the total.
 Two years from date of grant...An additional 25% of the total. Three years from date of grant.An additional 25% of the total. Four years from date of grant..An additional 25% of the total.

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

    C. No option under this Plan may be granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Corporation or of its subsidiaries, provided, however, this limitation shall not apply if such option is granted at an option price of at least 110 percent of the fair market value of the stock on the date of the grant and, by its terms, the option is not exercisable after the expiration of five years from the date of grant.

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

    E. Notwithstanding the above, an option may not be exercised after the expiration of ten years from the date the option is granted.

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

                             500,000 Shares
                    (Last Amended December 16, 1996)

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

        (c) Exercise Term. No option may be exercised after ten years from the date of its grant. Unless the option
 Agreement provides otherwise, any time after one year from the date of grant the employee may exercise his option in accordance with the following schedule:

 After:                  The optionee may purchase:

 One year from date of grant..................25% of the total.
 Two years from date of grant...An additional 25% of the total. Three years from date of grant.An additional 25% of the total. Four years from date of grant..An additional 25% of the total.

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

        (e) Substitution of Options. Options may be granted under the Plan from time to time in substitution for stock options held by employees of other corporations who are about to become, and who do concurrently with the grant of such options become, employees of the Company, or a subsidiary of the Company as a result of a merger or consolidation of the employing corporation with the Company, or a subsidiary of the Company, or the acquisition by the Company, or a subsidiary of the Company of the assets of the employing corporation, or the acquisition by the Company, or a subsidiary of the Company of stock of the employing corporation. The terms and conditions of the substitute options so granted may vary from the terms and conditions set forth in this Section 7 to such extent as the Committee at the time of grant may deem appropriate to conform, in whole or in part, to the provisions of the stock options in substitution for which they are granted.

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

                                                Exhibit 10.7
                           AYDIN CORPORATION
                       RESTRICTED STOCK AGREEMENT

    THIS AGREEMENT, made on this 8th day of October, 1996, by and between AYDIN CORPORATION, a Delaware corporation
 (hereinafter called the "Company"), and KLAUS D. OEBEL
 (hereinafter called the "Employee").

                              WITNESSETH:

    WHEREAS, the Company and the Employee have agreed to certain terms and conditions of employment of the Employee as set forth in the Employment Agreement (the "Employment
 Agreement") dated August 22, 1996; and

    WHEREAS, the Employment Agreement provides for a one-time bonus for joining the Company of a restricted stock award (the "Award") of 10,000 shares of common stock of the Company (the "Common Stock") that will vest over a three-year period; and

    WHEREAS, the Board has authorized the granting of the Award conditioned upon the execution by the Company and the Employee of this Agreement, thereby allowing the Employee to acquire a proprietary interest in the Company in order that the Employee will have a further incentive for remaining with and increasing his efforts on behalf of the Company or one of its Affiliates;

    NOW THEREFORE, in consideration of the foregoing and of the mutual covenants hereinafter set forth and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

    1. The Company, effective this date, hereby awards to the Employee as a separate incentive in connection with his employment and not in lieu of any salary or other compensation for his services, an Award covering 10,000 shares (the
 "Shares") of Common Stock on the terms and conditions set forth in this Agreement.

    2. The Shares covered by the Award shall vest in three installments of 3,333, 3,333 and 3,334 Shares on the first, second and third anniversary, respectively, of the date of this Agreement as long as the Employee remains employed by the Company or one of its Affiliates until such dates.

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

    4. If the employment of the Employee with the Company terminates for any reason during a vesting period, the Shares that have not vested shall be forfeited on the date of such termination of employment, except that for any portion of a vesting period that has elapsed through the date of such termination, the Employee shall receive a pro-rata portion of the Shares that would have been vested at the end of such period (the "Pro-Rata Shares") equal to the product of the Shares that are subject to vesting during such period (i.e., 3,333, 3,333 or 3,334 Shares as the case may be) multiplied by a fraction the numerator of which is the number of days that have elapsed during such vesting period through the date of termination and the denominator of which is 365. Upon termination of employment, the certificate(s) bearing the Restrictive Legend shall be returned to the Company for cancellation and a new certificate representing Shares that have vested as of the termination date for which the Restrictive Legend had not previously been removed and for the Pro-Rata Shares shall be issued to the Employee. The Employee may designate a beneficiary to receive the stock certificate representing the Shares that the Employee would have been entitled to receive under this Section 4 in the event that termination of employment of the Employee is due to his death. Each such beneficiary designation shall be in writing, making specific reference to this Agreement, and shall be addressed to the Company's Secretary and Corporate Counsel. The Employee has the right to change such beneficiary at will by delivering another written designation similar in form to the preceding designation to the Company's Secretary and Corporate Counsel.

    5. The Company shall have the right to obtain and withhold from any payment or transfer of property under this Agreement the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment or transfer. At its discretion, the Company may require the Employee as a condition to receiving any Shares pursuant to the Award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution or transfer of Shares in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amount due or to become due from the Company to the Employee an amount equal to such taxes as required to be withheld by the Company to reimburse the Company for any such taxes or to retain and withhold a number of Shares having a market value no less than the amount of such taxes and to cancel (in whole or in part) any such Shares so withheld in order to reimburse the Company for any such taxes. Moreover, if the Employee elects, in accordance with Section 83(b) of the Internal Revenue Code of 1986, as amended, to recognize ordinary income upon the grant of the Award, the Company will require at the time of that election the Employee to reimburse the Company for the amount of taxes required by any government to be withheld or otherwise paid as a consequence of that election.

    6. Any notice to be given to the Company under the terms of this Agreement shall be addressed to the Company, in care of its Secretary and Corporate Counsel, at 700 Dresher Road, P.O. Box 349, Horsham, Pennsylvania 19044, or at such other address as the Company may hereafter designate in writing. Any notice to be given to the Employee shall be addressed to the Employee at the Employee's home address of record as reflected in the Company's personnel files. Any such notice shall be deemed to have been duly given, if and when enclosed in a properly sealed envelope, addressed as aforesaid, registered or certified and deposited, postage and registry fee prepaid, in a United States post office.

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

    IN WITNESS WHEREOF, the parties have executed this Agreement, in duplicate, the day and year first above written.


 Attest:                       AYDIN CORPORATION

 __/s/ Robert A. Clancy___        By: ____/s/ I. Gary Bard____
 Secretary                        Title: __Chairman & C.E.O.__


                                     /s/ Klaus D. Oebel
                                  ______________________
                                  Employee's Signature

                                  ______________________
                                  Social Security Number

                                                Exhibit 10.8

                           AYDIN CORPORATION
                       RESTRICTED STOCK AGREEMENT

    THIS AGREEMENT, made on this 16th day of December, 1996, by and between AYDIN CORPORATION, a Delaware corporation
 (hereinafter called the "Company"), and H. BARRY MASER
 (hereinafter called the "Employee").

                              WITNESSETH:

    WHEREAS, the Company and the Employee have agreed to certain terms and conditions of employment of the Employee as set forth in the Offer Letter (the "Employment Agreement") dated October 23, 1996; and

    WHEREAS, the Employment Agreement provides for a one-time bonus for joining the Company of a restricted stock award (the "Award") of 10,000 shares of common stock of the Company (the "Common Stock") that will vest over a four-year period; and

    WHEREAS, the Board has authorized the granting of the Award conditioned upon the execution by the Company and the Employee of this Agreement, thereby allowing the Employee to acquire a proprietary interest in the Company in order that the Employee will have a further incentive for remaining with and increasing his efforts on behalf of the Company or one of its Affiliates;

    NOW THEREFORE, in consideration of the foregoing and of the mutual covenants hereinafter set forth and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

    1. The Company, effective this date, hereby awards to the Employee as a separate incentive in connection with his employment and not in lieu of any salary or other compensation for his services, an Award covering 10,000 shares (the
 "Shares") of Common Stock on the terms and conditions set forth in this Agreement.

    2. The Shares covered by the Award shall vest in four installments of 2,500 Shares on the first, second, third and fourth anniversary, respectively, of the date of this Agreement as long as the Employee remains employed by the Company or one of its Affiliates until such dates.

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

    4. If the employment of the Employee with the Company terminates for any reason during a vesting period, the Shares that have not vested shall be forfeited on the date of such termination of employment, except that for any portion of a vesting period that has elapsed through the date of such termination, the Employee shall receive a pro-rata portion of the Shares that would have been vested at the end of such period (the "Pro-Rata Shares") equal to the product of the Shares that are subject to vesting during such period (i.e., 2,500 Shares) multiplied by a fraction the numerator of which is the number of days that have elapsed during such vesting period through the date of termination and the denominator of which is 365. Upon termination of employment, the certificate(s) bearing the Restrictive Legend shall be returned to the Company for cancellation and a new certificate representing Shares that have vested as of the termination date for which the Restrictive Legend had not previously been removed and for the Pro-Rata Shares shall be issued to the Employee. The Employee may designate a beneficiary to receive the stock certificate representing the Shares that the Employee would have been entitled to receive under this
 Section 4 in the event that termination of employment of the Employee is due to his death. Each such beneficiary designation shall be in writing, making specific reference to this Agreement, and shall be addressed to the Company's Secretary and Corporate Counsel. The Employee has the right to change such beneficiary at will by delivering another written designation similar in form to the preceding designation to the Company's Secretary and Corporate Counsel.

    5. The Company shall have the right to obtain and withhold from any payment or transfer of property under this Agreement the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment or transfer. At its discretion, the Company may require the Employee as a condition to receiving any Shares pursuant to the Award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution or transfer of Shares in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amount due or to become due from the Company to the Employee an amount equal to such taxes as required to be withheld by the Company to reimburse the Company for any such taxes or to retain and withhold a number of Shares having a market value no less than the amount of such taxes and to cancel (in whole or in part) any such Shares so withheld in order to reimburse the Company for any such taxes. Moreover, if the Employee elects, in accordance with Section 83(b) of the Internal Revenue Code of 1986, as amended, to recognize ordinary income upon the grant of the Award, the Company will require at the time of that election the Employee to reimburse the Company for the amount of taxes required by any government to be withheld or otherwise paid as a consequence of that election.

    6. Any notice to be given to the Company under the terms of this Agreement shall be addressed to the Company, in care of its Secretary and Corporate Counsel, at 700 Dresher Road, P.O. Box 349, Horsham, Pennsylvania 19044, or at such other address as the Company may hereafter designate in writing. Any notice to be given to the Employee shall be addressed to the Employee at the Employee's home address of record as reflected in the Company's personnel files. Any such notice shall be deemed to have been duly given, if and when enclosed in a properly sealed envelope, addressed as aforesaid, registered or certified and deposited, postage and registry fee prepaid, in a United States post office.

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

    IN WITNESS WHEREOF, the parties have executed this Agreement, in duplicate, the day and year first above written.

 Attest:      AYDIN CORPORATION

 __/s/ Robert A. Clancy___        By: ____/s/ I. Gary Bard____
 Secretary                        Title: __Chairman & C.E.O.__


                                   /s/ H. Barry Maser
                                  ______________________
                                  Employee's Signature

                                  ______________________
                                  Social Security Number

                                                Exhibit 10.9

                          CONSULTING AGREEMENT

         THIS CONSULTING AGREEMENT (this "Agreement") is made and effective as of May 1, 1996 by and between Aydin Corporation, a Delaware corporation with its principal executive offices located at 700 Dresher Road, Horsham, Pennsylvania 19044 (the "Company"), and Ayhan Hakimoglu, a Pennsylvania resident with an address at 431 Righters Mill Road, Narberth, Pennsylvania 19072 ("Consultant"). The definition of "Company" includes all of its subsidiaries.

                               BACKGROUND

         The Company operates internationally in the following businesses: engineering and manufacturing of telecommunications equipment and systems, computer monitor and ruggedized workstations, and computer control systems with software for industrial and governmental applications (together with such businesses as the Company may enter during the Term, the "Business").

         On the date Ayhan Hakimoglu may sell all of his capital stock of the Company to EA Industries, Inc. ("EA") and on the date he may resign as Chairman and Chief Executive Officer of the Company, this Consulting Agreement with the Company will be effective.

         In consideration of their mutual promises and covenants set forth herein, and intending to be legally bound hereby, Company and Consultant agree as follows:

         1. Engagement. The Company hereby engages the Consultant and the Consultant hereby accepts such engagement on the terms and conditions hereinafter set forth.

         2. Term. The term of this Agreement shall begin on the date hereof and shall terminate on April 30, 1999 (the
 "Term"), unless sooner terminated in accordance with Paragraph
 6 hereof.

         3. Duties. The Consultant is engaged hereunder as a consultant, on a part-time basis, to the Company reporting to the Chief Executive Officer. As such he shall do the following:

           (a)   Consult with and assist the Company in
 developing, with senior management of the Company, and implementing through such senior management, strategic plans, both long and short term relating to obtaining contracts for the Company in Turkey.

           (b) Consistent with developed strategic plans, help the Company to identify and procure key employees or entities which will supplement the Company's management and other capabilities in the Business.

           (c) Assist the Company in the collection of amounts due to the Company arising from contracts performed for the Turkish government.

         The Consultant shall devote such of his business time, attention, energies and best efforts to the performance of his services hereunder and to the promotion of the business and interests of the Company and of any of its affiliated companies, as may be reasonably necessary to carry out his activities as described above, it being understood that Consultant need not spend any specific time in his activities.

         4. Compensation. In consideration for the services to be rendered by Consultant hereunder and his obligations under paragraphs 6 and 7 hereof, Company shall pay to Consultant (a) the sum of one hundred fifty thousand dollars ($150,000) per annum payable in advance on or before May 3, 1996, May 1, 1997 and May 1, 1998; and (b) a fee payable in 90 days computed as follows: for any contract executed by the Company with the Turkish Government during the term of this Agreement, if the contract is secured by an irrevocable letter of credit in favor of the Company or by an advance cash payment to the Company (collectively the "Turkish LC"), the Consultant shall be paid a fee equal to 0.25% of such basic contract price representing the firm commitments (excluding options and conditional extra work) under such Turkish contract, and within ninety (90) days after payments under such contract the Consultant shall be paid a fee equal to 0.25% of such payments. These fees will continue to be paid to the Consultant after the term of this Agreement as performance continues under such Turkish contracts.

         5.   Expenses and Benefits.

           (a) The Company will reimburse the Consultant for all ordinary and reasonable expenses for office rental, secretarial expense and business travel incurred in connection with his performance of services hereunder; provided that the Company has approved of such expenses before they are incurred and upon presentation to the Company of an itemized account and written proof of such expenses.

           (b) The Company shall during the term of this Agreement, to the extent allowed by law without rendering the Company subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") as the operator of a "multiemployer plan" (within the meaning of Section 3(37) of ERISA), continue to provide the Consultant with the automobile, life insurance and health insurance coverage benefits he is currently receiving or with comparable replacement benefits if the Company changes such plans.

         6. Death of the Consultant. Except as required by law, in the event of the death of the Consultant during the term of this Agreement, this Agreement shall terminate effective as of the date of the Consultant's death, and the Company shall not have any further obligation or liability hereunder except that the Company shall pay to Consultant's designated beneficiary or, if none, his estate the portion, if any, of the Consultant's compensation for the period up to the Consultant's date of death which remains unpaid.

         7. Non-disparagement. Except as required by law, during the Term, the Consultant shall not say, write or communicate anything which would be harmful, detrimental or injurious to, or otherwise disparage, the Company or EA or any of their current or future employees, managers, executives or directors, or the Company's or EA's name, reputation or business, to any entity or person in public or in private.
 The Consultant's communications to members of his family in private or to the Board of Directors or Officers of the Company as part of his performance in good faith under this Consulting Agreement shall not be deemed to violate the provisions of this Paragraph 7.

         8. Non-interference. The Consultant shall not in any manner interfere with any current or future negotiations or transactions of any nature between the Company and EA or any of their respective affiliates..

         9. Notices. All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

           If to Consultant:   431 Righters Mill Road
                              Narberth, PA 19072

           If to Company:      700 Dresher Road
                              Horsham, Pennsylvania 19044
                              Attn:  President

 Any party hereto may give any notice, request, demand, claim or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the individual for whom it is intended. Any party hereto may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other parties hereto notice in the manner herein set forth.

         10. Relationship of Parties. Consultant, in the performance of the foregoing consulting services, shall be deemed an independent contractor. Consultant shall have no right or authority to assume or create any obligations on behalf of the Company or to make any representations on its behalf. The Company shall not directly control or dictate the manner of performance of Consultant's obligations under this Agreement.

         11. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Delaware.

         12. Contents of Agreement; Amendment and Assignment. This Agreement sets forth the entire understanding between the parties hereto with respect to the subject matter hereof.
 This Agreement cannot be changed, modified or terminated except upon written amendment duly executed by the parties hereto. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, representatives, successors and assigns of the parties hereto, except that the duties and responsibilities of the Consultant hereunder are of a personal nature and shall not be assignable in whole or in part by him.

         IN WITNESS WHEREOF, this Agreement has been executed by the parties on the date first above written.

                                   CONSULTANT

                                   /s/ Ayhan Hakimoglu
                                   AYHAN HAKIMOGLU

                                   AYDIN CORPORATION

                                   By:/s/ John F. Vanderslice
                                        EXECUTIVE VICE PRESIDENT

                                                Exhibit 10.10

                     RESTRICTIVE COVENANT AGREEMENT

         THIS RESTRICTIVE COVENANT AGREEMENT (this "Agreement") is made and effective as of May 1, 1996 by and between Aydin
 Corporation, a Delaware corporation with its principal executive offices located at 700 Dresher Road, Horsham, Pennsylvania 19044 (the "Company"), and Ayhan Hakimoglu, a
 Pennsylvania resident with an address at 431 Righters Mill
 Road, Narberth, Pennsylvania 19072 ("Ayhan"). The definition of "Company" includes all of its subsidiaries.

                               BACKGROUND

         The Company operates internationally in the following businesses: engineering and manufacturing of telecommunications equipment and systems, computer monitor and ruggedized workstations, and computer control systems with software for industrial and governmental applications (together with such businesses as the Company may enter during the Term, the "Business").

         On the date Ayhan Hakimoglu may sell all of his capital stock of the Company to EA Industries, Inc. ("EA") and on the date he may resign as Chairman and Chief Executive Officer of the Company, this Restrictive Covenant Agreement with the Company will be effective.

         NOW, THEREFORE, in consideration of the Company's payments to Ayhan as provided in this Agreement and intending to be legally bound hereby, Ayhan and the Company agree, for a period commencing on the date hereof and ending on April 30, 1999 (the "Term") as follows:

         1. Non-Disclosure. Ayhan recognizes and acknowledges that he will have access to certain confidential information of the Company and that such information constitutes valuable, special and unique property of the Company. Ayhan agrees that he will not, for any reason or purpose whatsoever, during or after the Term use, directly or indirectly, for his own benefit or the benefit of any other person, or disclose any of such confidential information to any party without express authorization of the Company, except as reasonably necessary in the performance of his duties hereunder. As used in this Paragraph 1, "Confidential Information" shall mean any information relating to the business or affairs of the Company as presently conducted or proposed to be conducted now or during the term of the Consulting Agreement, including but not limited to information relating to financial statements, client identities, potential clients, employees, suppliers, servicing methods, programs, strategies and information, analyses, profit margins, computer software, data, and documentation, trade secrets and confidential business information (including ideas, formulas, compositions, inventions (whether patentable or unpatentable and whether or not reduced to practice), know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, copyrightable works, financial, marketing, and business data, pricing and cost information, business and marketing plans), other proprietary rights, and copies and tangible embodiments thereof (in whatever form or medium) or other proprietary information used by the Company in connection with its business; provided, however, that Confidential Information shall not include any information which is in the public domain or becomes generally known in the industry through no wrongful act on the part of Ayhan. Ayhan acknowledges that the Confidential Information is vital, sensitive, confidential and proprietary to the Company.

         2. Noncompetition. Ayhan agrees that during the Term he shall not, unless acting with the prior written consent of the Board of Directors of the Company (the "Board"), directly or indirectly:

           (a) solicit business from or perform services for, any person, company or other entity which at any time during the Term is a client or customer of the Company if such business or services are of the same general character as those engaged in or performed by the Company or supplied to the Company;

           (b) solicit for employment or in any other fashion hire any of the employees of the Company;

           (c) own an interest in, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with any business or enterprise engaged in the Business;

           (d) use or willingly permit his name to be used in connection with, any business or enterprise engaged in the business of the same general character as the Business;

           (e) use the name of the Company or any name similar thereto, but nothing in this clause shall be deemed, by implication, to authorize or permit use of such name after expiration of the Term;

 provided, however, that this provision shall not be construed to preclude Ayhan from describing his position at the Company or from using the Company's name and his name on his resume or curriculum vitae or to prohibit the ownership by Ayhan of not more than 3% of any class of the outstanding equity securities of any corporation which is engaged in any of the foregoing businesses having a class of securities registered pursuant to the Securities Exchange Act of 1934.

         3. Non-interference. Ayhan shall not in any manner interfere with any current or future negotiations or transactions of any nature between the Company and EA or any of their respective affiliates.

         4. Consideration. In consideration of the undertaking of Ayhan contained in Paragraphs 1, 2 and 3 hereof, Company agrees to pay to Ayhan an aggregate sum of six hundred thousand ($600,000) dollars, payable in three equal annual installments of two hundred thousand ($200,000) dollars in advance on May 3, 1996, May 1, 1997 and May 1, 1998.

         5. Equitable Relief; Survival. Ayhan acknowledges that the restrictions contained in Paragraphs 1, 2 and 3 hereof are, in view of the nature of the business of the Company, reasonable and necessary to protect the legitimate interests of the Company, and that any violation of any provisions of those Paragraphs will result in irreparable injury to the Company. Ayhan also acknowledges that the Company shall be entitled to temporary and permanent injunctive relief, without the necessity of proving actual damages, and to an equitable accounting of all earnings, profits and other benefits arising from any such violation, which rights shall be cumulative and in addition to any other rights or remedies to which the Company may be entitled. In the event of any such violation, the Company shall be entitled to commence an action for temporary and permanent injunctive relief and other equitable relief in any court of competent jurisdiction and Ayhan further irrevocably submits to the jurisdiction of any Delaware court or Federal court sitting in Delaware over any suit, action or proceeding arising out of or relating to Paragraphs 1, 2, or 3. Ayhan hereby waives, to the fullest extent permitted by law, any objection that he may now or hereafter have to such jurisdiction or to the venue of any such suit, action or proceeding brought in such a court and any claim that such suit, action or proceeding has been brought in any inconvenient forum. Effective service of process may be made upon Ayhan by mail under the notice provisions contained in Paragraph 8 hereof.

         6. Remedies Cumulative; No Waiver. No remedy conferred upon the Company by this Agreement is intended to be exclusive or any other remedy, and each and every such remedy shall be cumulative and shall be in addition to any other remedy given hereunder or now or hereafter existing at law or in equity.
 No delay or omission by the Company in exercising any right, remedy or power hereunder or existing at law or in equity shall be construed as a waiver thereof, and any such right, remedy or power may be exercised by the Company from time to time and as often as may be deemed expedient or necessary by the Company in its sole discretion.

         7. Enforceability. If any provision of this Agreement shall be invalid or unenforceable, in whole or in part, then such provision shall be deemed to be modified or restricted to the extent and in the manner necessary to render the same valid and enforceable, or shall be deemed excised from this Agreement, as the case may require, and this Agreement shall be construed and enforced to the maximum extent permitted by law, as if such provision had been originally incorporated herein as so modified or restricted, or as if such provision had not been originally incorporated herein, as the case may be.

         8. Notices. All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given if (and then two business days after) it is sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the intended recipient as set forth below:

           If to Ayhan: 431 Righters Mill Road
                          Narberth, PA 19072

           If to Company: 700 Dresher Road
                          Horsham, Pennsylvania 19044
                          Attn:  President

 Any party hereto may give any notice, request, demand, claim or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the individual for whom it is intended. Any party hereto may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other parties hereto notice in the manner herein set forth.

         9. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Delaware.

         10. Contents of Agreement; Amendment and Assignment. This Agreement sets forth the entire understanding between the parties hereto with respect to the subject matter hereof.
 This Agreement cannot be changed, modified or terminated except upon written amendment duly executed by the parties hereto. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs, representatives, successors and assigns of the parties hereto, except that the duties and responsibilities of Ayhan hereunder are of a personal nature and shall not be assignable in whole or in party by him.

         IN WITNESS WHEREOF, this Agreement has been executed by the parties on the date first above written.

                            /s/ Ayhan Hakimoglu
                            AYHAN HAKIMOGLU

                            AYDIN CORPORATION


                            By:/s/ Donald S. Taylor
                                    PRESIDENT

                                                Exhibit 10.11
                             AYDIN CORPORATION

    Telephone                                 700 Dresher Road
 (215) 657-7510                                 P.O. Box 349
     FACSIMILE                                Horsham, PA 19044
 (215) 657-3830                                    U.S.A.

 September 13, 1996

 Dr. Donald S. Taylor
 3 Country Lakes Drive
 Marlton, NJ   08053

 Dear Dr. Taylor:

 The purpose of this letter is to confirm the agreement between Aydin Corporation ("the Company") and you concerning your resignation as President of the Company and a Member of the Board of Directors as follows:

         1. You hereby confirm your resignation from the Board of Directors and as President of the Company as well as your resignation from all officerships, directorships and employment with all subsidiaries and affiliates of the Company
 (collectively, the "Companies").

         2. Subject to the terms and conditions of this agreement, the Company will pay you a salary continuation benefit and certain other benefits as outlined on Appendix A hereto.

         3. The provisions of this agreement, and any payment provided hereunder, shall not reduce or increase any amounts otherwise payable, or affect your rights under, any benefit plan of the Company in accordance with the terms of any such plan. All payments to be made to you under this agreement shall be subject to required withholding of federal, state and local income and employment taxes.

         4. In the event of your death prior to September 13, 1997, this agreement shall terminate effective as of the date of your death and none of the Companies shall have any further obligations or liability hereunder except that the Company shall pay to your estate the unpaid portion, if any, of your salary continuation benefit for the period up to your date of death.

         5.   (a)   You recognize and acknowledge that you have
 certain confidential information about the Companies, the business activities of the Companies and entities related to the Companies and the ownership thereof and related entities, and that such information constitutes valuable, special and unique property of the Companies. You agree that you will not, for any reason or purpose whatsoever, during or after the term of this agreement, (i) disclose any of such confidential information to any person without the prior written approval of the Company or (ii) commit any act or become involved in any situation or occurrence which disparages the Companies or their products or services or which reflects unfavorably upon the reputation of the Companies or their officers or directors.

           (b) You agree with the Companies that pursuant to the Agreement, dated January 4, 1995, you will not directly or indirectly solicit any client, customer or employee of the Company.

          (c) You agree with the Companies that for a period of three (3) years from this date that you will not directly or indirectly compete with the Companies (i) as to any technology developed or identified by the Companies during the term of your employment and (ii) as to any programs developed of identified during the term of your employment.

 (d) You agree with the Companies that you will do nothing to circumvent the undertakings you have agreed to in paragraphs 5
 (a), 5 (b) and 5(c).

           (e) You acknowledge that your compliance with your agreements in paragraphs 5(a), 5 (b) and 5(c) and 5(d) hereof is necessary to protect the good will and other proprietary interests of the Companies and that a breach of your agreements in paragraphs 5(a) or 5(b) or 5(c) or 5(d) hereof will result in irreparable and continuing damage to the Companies and their respective owners, for which there will be no adequate remedy at law, and you agree that, in the event of any breach of your agreements in paragraphs 5(a) or 5(b) or 5(c) or 5(d) hereof, the Companies and their respective successors and assigns shall be entitled to injunctive relief and to such other and further relief as may be proper, including the termination of the benefits specified on Appendix A hereto.

         6.   (a)   In consideration of the execution of this
 agreement by you and the Company, you, on behalf of yourself and all persons claiming by, through and under you including, without limitation, each and every dependent, heir, executor and administrator, together with your agents, successors, assigns and legal representatives (collectively the "Taylor Parties"), hereby waive, remise, release, settle and forever discharge the Companies, their respective affiliates, parents, subsidiaries and divisions, and any current or former director, officer, agent, employee or stockholder of the Companies, together with their agents, successors, assigns and legal representatives (collectively the "Company Parties") from any and all claims, sums of money, fees, compensation, counterclaims, cross claims, rights, demands, losses, damages, trespasses, bonds, executions, liabilities, suits, actions and causes of action against the Company Parties and each of them that any of the Taylor Parties, jointly or severally, ever had, now has or may have, in law or in equity, of every nature or description, whether known or unknown, suspected or unsuspected, foreseen or unforeseen, actual or potential, which exist as of the date of this agreement in whole or in part as a result of any act or omission in connection with your employment with any of the Companies and your resignation from such employment, including, without limitation, by reason of specification, Title VII of the Civil Rights Act of 1964, as amended, the Pennsylvania Human Relations Act, the Age Discrimination in Employment Act, the Employee Retirement Income Security Act, as amended, the Fair Labor Standards Act, the Americans with Disabilities Act, any state statute or local ordinance similar to the foregoing federal acts, Pennsylvania wage payment law or other federal or state law, including any claim of alleged discrimination, defamation, slander, libel, invasion of privacy, breach of employment contract, breach of implied covenant of good faith and fair dealing, intentional or negligent infliction of emotional distress or wrongful discharge, up to the date of this agreement. This release of rights does not extend to claims that may arise after the date of this agreement.

           (b) In consideration of the execution of this agreement by you and the Company, the Company Parties (except as noted hereinafter) hereby waive, remise, release, settle and forever discharge you from any and all claims, sums of money, fees, compensation, counterclaims, cross claims, rights, demands, losses, damages, trespasses, bonds, executions, liabilities, suits, actions and causes of action against you that any of the Company Parties, jointly or severally, ever had, now has or may have, in law or in equity, of every nature or description, whether known or unknown, suspected or unsuspected, foreseen or unforeseen, actual or potential, which exist as of the date of this agreement or arise hereafter in whole or in part as a result of any act or omission committed from the beginning of time to the date of this agreement. This release does not run to any act committed by you during your employment in which you exceeded your authority as President of the Company or as a member of the Companies Board of Directors and such act results in a claim being made against the Companies.

         7. The Companies deny any wrongdoing or liability whatsoever to you, and the execution of this agreement by the Company on behalf of the Companies does not constitute an admission of any liability whatsoever to you under statutory or common law.

         8. You acknowledge that the Company advised you to consult with an attorney prior to executing this agreement. You further acknowledge that you have read this agreement and understand all of its terms and that your execution of this agreement has not been induced by any representations, statements, warranties or agreements other than those expressed or referred to herein. You acknowledge that you have executed this agreement knowingly and voluntarily, with full knowledge of its significance.

         9. You acknowledge that the Company has advised you that you have 21 days from receipt of this agreement to consider it. In the event you sign this agreement before the expiration of the twenty-one day review period, you explicitly agree hereby to waive the opportunity to use the full review period. This agreement shall become effective seven days following the date of your signature.

         10. This agreement sets forth the entire agreement between you and the Company and, except for the Agreement dated January 4, 1995, and the Restricted Stock Agreement dated January 3, 1995, supersedes all prior agreements or understandings between you and any of the Companies related to your employment by any of the Companies.

         11. In case any one or more of the provisions contained herein shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this agreement but this agreement shall be construed as if such invalid, illegal or unenforceable provision or provisions had never been contained herein unless the deletion of such provision or provisions would result in such a material change as to cause performance of this agreement to be unreasonable.

         12. This agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

         If the foregoing correctly sets forth our agreement, please sign the enclosed copy of this letter where indicated and return it to me.

                             AYDIN CORPORATION

                             By: /s/ I. Gary Bard
                                 I. Gary Bard
                                 Chairman of the Board &
                                 Chief Executive Officer

 Accepted and agreed to,
 intending to be legally
 bound hereby this 30
 day of September, 1996:

 /s/ Donald S. Taylor
 Donald S. Taylor

 Witness:

  /s/ Gwendolyn Taylor

                                                 APPENDIX  A

                          DONALD S. TAYLOR

                    COMPENSATION AND BENEFIT OFFER


 1. Continue salary at $3,000 per week until September 13, 1997.
 2. Continued participation in Company medical and dental plans until March 13, 1997.
 3. Company will pay you the 40% holdback on the first half 1996 bonus plan ($12,000) when the holdback is paid to all other Company employees.
 4. The Company will pay you $12,167 as your pro-rata share of the Third Quarter bonus (through September 13, 1996) when the payments (60% and 40%) are made in the regular course to Company employees.
 5. The Board of Directors will be requested to remove the restrictions imposed upon the grant to you of 10,000 shares of the Company's Common Stock, as specified in the Aydin Corporation Restricted Stock Agreement, dated January 3, 1995.
 6. The Company will make available to you out placement services and office space for 6 months not to exceed $5,000.
 7. You will have until October 14, 1996, to exercise all or any portion of your current stock option to purchase 17,500 shares of the Company Common Stock at $11.56 per share, pursuant to the terms of the Individual Non-Qualified Stock Option Agreement dated January 3, 1995.

                                               Exhibit 13

                                 AYDIN
                           ANNUAL REPORT 1996

THE COMPANY

Aydin is a world class provider of products and systems for the acquisition and distribution of information over electronic communications media.

The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced communications products and systems. AYDIN's customers are military, space, government and commercial organizations around the world.

AYDIN's products and systems include: airborne and ground telemetry products, displays, radios, microwave components, C3 systems
(Command, Control and Communications), radar automation and integration systems, military communication systems and telecommunications infrastructure equipment and systems.

AYDIN's offerings range from supplying basic components to providing turnkey systems.

                                 (page 1)

TO MY FELLOW STOCKHOLDERS:

As your new Chairman of the Board and Chief Executive Officer, I want to share with you my perspective on where we are now and where we are going.

1996 was a year of transition for AYDIN. Since I came on board in May, we have been restructuring and repositioning the Company. We are redirecting AYDIN from a business focused on government and defense contracts with modest potential for growth, to a company focused on communications, with a broader customer base and potential for greater growth.

There was, and continues to be, a need to redefine our company and its corporate culture. We are in the process of converting from being technology directed to using technology to meet customers' needs. We are changing from being engineering driven to being market driven. We are moving from being a group of autonomous businesses, to being a single business operating as a team. We are committed to maximizing our key assets: a recognized and respected name in specialized markets, a reputation for excellence in the design and manufacture of high performance products, and a core group of high skilled technologists.

FINANCIAL RESUTS. . . . . Our results in 1996 are clearly
disappointing. Sales were down. Our cost structure was not consistent with the changing size and mix of our business. AYDIN's sales in 1996 were $116,578,000 versus $140,607,000 in 1995, a decrease of 17%. Our net loss was $14,780,000 versus a net income of $3,930,000 in 1995. Loss per share in 1996 was $2.88.

AYDIN's sales were down for several reasons. We have stopped selling several products that were not profitable, and we sold one non-profitable product line. Our Systems Division did not win any large projects, reducing both sales and backlog in the systems area.

                                 (page 2)

During the latter part of 1996, the Company made significant restructuring changes which helped us to realign our business structure to be consistent with our long term goals. We discontinued non-profitable product lines, stopped the development of products that no longer fit our business objectives, and reestimated the costs required to complete our major systems jobs, resulting in inventory write downs, severance and related charges. While all of these charges negatively impacted 1996 profits, they do improve our ability to operate profitably in 1997 and in the future.

AYDIN had both marketing and financial accomplishments in 1996. We gained initial customer acceptance on two large projects: TMRC (Turkish Mobile Radar Complexes) and RIS (a NATO Radar Integration System). We built backlog for our new TDMA INTELSAT Earth Station Terminal and expect to build sales and backlog in 1997. Our asset management improved as we lowered unbilled revenue by $8,934,000 or 19%, and accounts receivable by $28,060,000 or 53%. We have dramatically improved cash provided from operating activities, generating a positive cash flow of $189,000 in 1996 versus a cash drain of $7,979,000 in 1995. AYDIN Vector maintained its long record of outstanding performance, maintaining growth and profitability.

MOVING FORWARD . . . . AYDIN enters 1997 with an aggressive plan to improve growth and profitability. We have already begun to build a profitable foundation on which to expand our business. We simplified our organizational structure, helping us to better take advantage of our existing resources. AYDIN now has two main revenue producing organizations: Products Group and Communications Systems Group. Each of these groups is described in the following pages of this Annual Report to Stockholders.

We have cut costs where possible and have several additional cost cutting efforts well underway. We anticipate annual savings of approximately $11,000,000 as a result of these actions. Specific actions taken include:
  - Restructuring our business into two primary divisions saving overhead.
  - Combining three manufacturing lines into a single facility, cutting overhead and creating the opportunity to reduce costs by increasing buying leverage.
  - Securing agreements of sale for two buildings and placing a third underutilized building on the market.
  - Selling the unprofitable High Power Amplifier product line.

                                 (page 3)

                                  [Photo]
                        The AYDIN Management Team:
                              (left to right)
             John F. Vanderslice (seated), James R. Henderson,
                          Barry Maser, Gary Bard,
                              Klaus D. Oebel


MANAGEMENT CHANGES. . . . . The year 1996 was one of significant change in AYDIN's management team. In May, Ayhan Hakimoglu, AYDIN's founder, CEO and Chairman of the Board resigned. We thank him for his contributions over the years and wish him the best in his new endeavors.

I succeeded him, but am no newcomer to AYDIN. I was a young manager when the Company started, and later a division president. I rejoined AYDIN with three decades of experience in high technology electronics and information systems as founder of Delta Data Systems and Division President at Computer Sciences Corporation. I helped these high technology businesses to achieve growth and profitability. I returned to AYDIN's Board of Directors two years ago and in May of this year was elected Chairman of the Board and appointed CEO.

Immediately after my appointment, I set out to find additional leadership to guide our company into its new future. In July, Jim Henderson joined us as Chief Financial Officer. He brings to our team many years of successful experience in finance and financial controls at Unisys. In August, Klaus Oebel, with twenty-five years experience in international business development and strategic planning, became President of AYDIN Communication Systems Group and corporate Vice President. In November, Barry Maser joined us as Vice President of Business Development and International Sales. Barry's experience includes developing and running an international sales and marketing organization for Delta Data Systems as well as being the principal of a regional communications and computer peripheral products sales company.

                                 (page 4)

One of AYDIN's outstanding performing divisions has been and will continue to be our Vector Products operation. Under the leadership of John Vanderslice it has shown growth, profits and has a significant market share in the avionics electronics business. As Executive Vice President of AYDIN and President of AYDIN Products, John completes a senior executive team that is committed to success.

FUTURE GOALS. . . . . AYDIN's management is committed to achieving solid growth and returns. Our financial goals for 1997 are to ensure that all product lines are profitable, to increase sales and to grow backlog. We will continue our efforts to reduce costs. We will continue our efforts to improve the quantity and quality of sales. We will continue to seek new opportunities to maximize sales of developed products and expand our systems business.

We will focus on sustaining and growing our core global defense business and our industrial and military display business. We have narrowed our focus in the systems business by only prosecuting opportunities in communications systems and in air defense and radar modernization projects. It is these opportunities that will utilize the know-how and skill we have gained in successfully executing programs like TMRC and RIS. We believe that using our related experience as a basis for selecting systems opportunities to bid, both improves our ability to win projects and allows us to deliver greater value to our customers.

Our future efforts will be on building a telecommunications business where we can anticipate more rapid growth. The market for telephony equipment and systems is growing rapidly both in the United States and overseas. We see an opportunity for companies like AYDIN to provide complete information systems. Starting with basic telephony, we will be in a position to add information products, systems and services to take sources of data and provide useful information to users.

Management's job in 1997 is to continue our efforts to position our Company to achieve our long range vision, and as a result, continue to add value to our stockholders. I close this letter with a personal thank you to each of you for your continuing confidence in AYDIN and for your support.

/s/ I. Gary Bard

I. Gary Bard
Chairman of the Board, President and Chief Executive Officer

                                 (page 5)

AYDIN PRODUCTS GROUP

In line with the company's new market driven focus, AYDIN product divisions have been grouped to maximize the synergy of our people, products, systems and technical expertise. The airborne telemetry (AYDIN Vector) and ground telemetry product lines have been combined to form AYDIN Telemetry. AYDIN Displays, formerly AYDIN Controls, serves commercial, marine and military command and control and display markets. AYDIN Microwave includes microwave components and microwave radios for sophisticated commercial and military customers.

AYDIN TELEMETRY

AYDIN telemetry's airborne and avionics products gather and process critical information on board spacecraft, aircraft, missiles, guided weapons and ground vehicles. Data is recorded and/or transmitted by radio links to fixed or mobile receiving stations. AYDIN airborne and ground station products receive, analyze, distribute and display information collected. These products are ruggedized for extreme environments.

AYDIN Telemetry products are used in defense and aerospace programs such as aircraft and weapons development, flight test and satellite communications for space agencies including NASA.

AYDIN DISPLAYS

AYDIN Displays provides a complete line of high-resolution color CRT monitors, flat panel displays, and work stations. Our display products are packaged to meet industrial, ruggedized and military environments. AYDIN displays are used on factory floors, especially in process control industries (chemicals, food and beverage, electric utilities); in ship board information centers; in military Command and Control Systems; in air traffic control centers and at NASA Mission Control.

                                 (page 6)

AYDIN MICROWAVE

AYDIN Microwave combines digital and analog microwave radios and microwave components for commercial and military applications.

AYDIN digital radios incorporate modern modulation and coding techniques to efficiently handle North American and International data rates. The Company's data multiplexers and channel banks complement these radios.

AYDIN Microwave provides thin and thick film RF (Radio Frequency) , microwave and digital micro-circuits. Our hybrid devices are suitable for use in extreme environments. They are used in commercial and military telecommunications products for satellite and microwave systems. AYDIN communications amplifiers have become a standard for performance and reliability in the telecommunications industry.

AYDIN COMMUNICATIONS SYSTEMS GROUP

Like our product divisions, the AYDIN systems divisions are grouped to better take advantage of our design, development and installation expertise. AYDIN Government Systems designs turnkey integrated systems for air defense, and command, control & communications applications. AYDIN Telecom provides products and systems for government and commercial users.

                                 (page 7)

AYDIN GOVERNMENT SYSTEMS

AYDIN's Government Systems specializes in providing turnkey air defense, C3 (Command, Control & Communications) and backbone communications systems. Our systems aid in: flight plan processing, data recording-reduction-playback, simulation & training; and air traffic control. In Turkey, AYDIN provides turnkey communications systems capability, including design, site survey, civil works, shelterization, test, installation and training.

Our customers include NATO, defense agencies in the US and around the world, major aerospace corporations and private commercial businesses. Major projects currently include RIS (radar integration) for NATO countries and TMRC (Turkish Mobile Radar Complexes). Both projects integrate radar inputs, process the radar data and provide Command and Control information to system operators.

AYDIN TELECOM

AYDIN Telecom provides both digital and analog products and systems for telecommunications service providers and private network operators such as satellite networks, and railroad & utility communications. AYDIN also engineers, manufactures and sells telephone infrastructure equipment. Our product line includes network access, data compression and satellite earth station equipment.

In cooperation with COMSAT Laboratories, AYDIN is currently marketing a second generation TDMA (Satellite Time Division Multiple Access) terminal for the INTELSAT satellite network.

Aydin provides systems, products and services all along the information and communications spectrum. The company continues to keep pace with changing technology, serving an expanding world wide customer base. The company's focus is to help people communicate. AYDIN's products and systems help our customers manage the link between raw data and useful information.

                                 (page 8)

                           FINANCIAL STATEMENTS

                                 (page 9)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                       1996            1995            1994
                                  ----------------------------------------------
Net sales                          $116,578,000    $140,607,000    $142,441,000
________________________________________________________________________________
Costs and expenses:
 Cost of sales                       94,363,000     102,391,000     104,270,000
 Selling, general, and
  administrative                     29,833,000      25,660,000      26,080,000
 Research and development             8,315,000       6,603,000       5,159,000
 Interest expense, net                  189,000          45,000           5,000
 Restructuring costs                  3,730,000              -               -
________________________________________________________________________________
                                    136,430,000     134,699,000     135,514,000
________________________________________________________________________________

Income (loss) before income taxes
  and minority interest             (19,852,000)      5,908,000       6,927,000

Income tax provision (recovery)      (4,979,000)      1,971,000       1,880,000
________________________________________________________________________________
Income (loss) before minority
  interest                          (14,873,000)      3,937,000       5,047,000

Less minority interest                  (93,000)          7,000              -
________________________________________________________________________________
Net income (loss)                  $(14,780,000)     $3,930,000      $5,047,000
________________________________________________________________________________
________________________________________________________________________________



Earnings (loss) per common and
  common equivalent share              $  (2.88)         $  .77         $  1.01
________________________________________________________________________________
________________________________________________________________________________

See notes to consolidated financial statements

                                 (page 10)

CONSOLIDATED BALANCE SHEETS


December 31,
                                                      1996              1995
                                                 --------------------------------
Assets
Current Assets
 Cash and cash equivalents:
   1996-$1,584,000; 1995-$3,569,000              $   5,495,000    $   4,638,000
 Restricted cash                                     7,571,000       11,672,000
 Accounts receivable                                25,156,000       53,216,000
 Unbilled revenue                                   37,993,000       46,927,000
 Inventories                                        16,415,000       22,780,000
 Prepaid expenses                                    2,331,000        1,577,000
________________________________________________________________________________
     Total Current Assets                           94,961,000      140,810,000

Property, Plant and Equipment,
  at cost, net of accumulated
  depreciation and amortization                     22,739,000       25,624,000

Other assets                                         2,622,000          426,000
________________________________________________________________________________
________________________________________________________________________________
                                                  $120,322,000     $166,860,000
________________________________________________________________________________
________________________________________________________________________________

Liabilities and Stockholder's Equity
Current Liabilities
 Current maturities of long-term debt             $         -      $    342,000
 Short-term bank debt                                2,800,000        5,486,000
 Accounts payable                                   14,865,000       29,222,000
 Accrued liabilities:
  Compensation                                       3,836,000        3,405,000
  Department of Justice settlement                     119,000        2,064,000
  Other                                              1,872,000        1,901,000
 Advance payments and contract billings
  in excess of recognized revenue                    2,278,000        2,843,000
 Accrued and deferred income taxes                     426,000        9,932,000
________________________________________________________________________________
     Total Current Liabilities                      26,196,000       55,195,000

Long-Term Debt, less current maturities                     -           770,000
Other Liabilities                                    1,134,000               -
Deferred Income Taxes                                2,665,000        6,232,000
Minority Interest                                            -           90,000
Stockholder's Equity
 Common stock, par value $1-authorized,
  7,500,000 shares; issued and outstanding,
  1996-5,133,400 shares; 1995-5,112,127 shares       5,133,000        5,112,000
    Additional paid-in capital                       2,436,000        2,188,000
    Retained earnings                               83,103,000       97,883,000
    Foreign currency translation effects              (345,000)        (610,000)
________________________________________________________________________________
                                                    90,327,000      104,573,000
________________________________________________________________________________
                                                  $120,322,000     $166,860,000
________________________________________________________________________________
________________________________________________________________________________

See notes to consolidated financial statements

                                 (page 11)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                       1996             1995            1994
                                  ----------------------------------------------
Operating Activities
 Net income (loss)               $ (14,780,000)   $   3,930,000   $   5,047,000
 Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by operating
 activities:
  Depreciation and amortization      3,008,000        3,032,000       4,101,000
  Deferred income taxes             (3,891,000)         833,000      (7,444,000)
  Minority interest                    (93,000)           7,000              -
  Gain on sale of facility            (216,000)
 Changes in other operating assets
 and liabilities, net:
  Accounts receivable               28,060,000      (17,865,000)     (1,826,000)
  Unbilled revenue                   8,934,000        7,982,000      11,650,000
  Advance payments and contract
   billings in excess of
   recognized revenue                 (565,000)      (1,326,000)      2,606,000
  Inventories                        6,365,000       (2,216,000)     (2,967,000)
  Prepaid expenses                    (754,000)        (227,000)        120,000
  Accounts payable                 (14,357,000)       2,167,000       5,324,000
  Accrued liabilities               (1,543,000)      (3,230,000)     (4,695,000)
  Other long-term liabilities        1,134,000               -               -
  Accrued income taxes              (9,182,000)      (1,269,000)     10,800,000
  Other non-current assets          (2,196,000)              -               -
  Other                                265,000          203,000         118,000
________________________________________________________________________________
 Cash provided (used) by
 operating activities                  189,000       (7,979,000)     22,834,000

Investing Activities
Proceeds from sale of facility       1,159,000               -               -
Purchase of property, plant,
 and equipment                      (1,066,000)      (3,170,000)     (4,377,000)
________________________________________________________________________________
     Cash provided (used) by
     investing activities               93,000       (3,170,000)     (4,377,000)

Financing Activities
Release of collateral on
 restricted cash                     4,101,000        6,498,000       1,685,000
Principal payments on
 long-term debt                     (1,112,000)        (839,000)       (348,000)
Purchase of treasury stock                  -          (248,000)             -
Minority investment in
 consolidated subsidiary                 3,000           83,000        (105,000)
Proceeds from exercise of
 stock options                         269,000        1,522,000          96,000
Net short-term borrowings
 (repayments)                       (2,686,000)      (1,000,000)    (15,039,000)
________________________________________________________________________________
     Cash provided (used)
     by financing activities           575,000        6,016,000     (13,711,000)

     Increase (decrease) in cash
     and cash equivalents              857,000       (5,133,000)      4,746,000

Cash and cash equivalents at
 beginning of year                   4,638,000        9,771,000       5,025,000
________________________________________________________________________________

Cash and cash equivalents
 at end of year                  $   5,495,000    $   4,638,000   $   9,771,000
________________________________________________________________________________
________________________________________________________________________________

See notes to consolidated financial statements

                                 (page 12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-LIQUIDITY, CASH FLOWS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Liquidity and Cash Flows:
The Company has financed its operations over the past two years from internal cash sources because of the limited availability of outside cash borrowing sources. At December 31, 1996 there was $2.8 million of short-term cash borrowings outstanding with no current availability for further cash borrowings. Also at December 31, 1996 there was a letter of credit balance of $13.9 million issued against a $49 million advance payment received in 1990 in connection with a contract from the Government of Turkey. Offsetting the $13.9 million balance was $7.6 million of cash collateral. This letter of credit is currently being renewed in four month intervals or until it reaches zero, whichever comes first. The Company anticipates that the letter of credt will reach zero during the second half of 1998. Although there can be no assurance that this letter of credit will continue to be renewed, management is confident that the letter of credit will be renewed upon its current expiration and thereafter. The Company is currently seeking new banking arrangements on terms acceptable to the Company to supplement internally generated cash flows in meeting future potential operating requirements.
  The Company anticipates that its near-term cash requirements (in addition to renewed short-term financing requirements) can be financed through internally generated cash flows. Substantial amounts of cash flows are expected from certain of the Company's largest current long-term type contracts on which significant progress toward completion is expected in 1997. Performance in accordance with the contracts will permit the Company to bill and collect a significant portion of the $38 million of unbilled revenues at December 31, 1996 as well as additional amounts to be earned in 1997. However, if the Company is unable to meet delivery deadlines, cash flow will be negatively impacted.
  During 1996, management initiated a restructuring plan to consolidate operations and develop marketing strategies which are expected to increase sales and reduce operating costs. Full implementation of these operational changes is expected to take effect in 1997. As part of the restructuring and consolidation, three Company-owned buildings have been offered for sale. Two of these facilities are under contract for sale and an offer has been received on the third facility. Net proceeds from these sales are expected to generate approximately $10 million of available cash during 1997. There can be no assurances that the anticipated effects of management's restructuring, consolidation and other plans will result in the cash flows as expected and described above.

Summary of Significant Accounting Policies:

Principles of Consolidation
  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. At December 31, 1996, the Company disposed of all but 19% of its prior 80% ownership in Aydin S.A. (Argentina). Accordingly, the assets and liabilities of Aydin S.A. are no longer included in the December 31, 1996 consolidated balance sheet but 80% of the operating results (a $600,000 net loss) are included in the Consolidated Statement of Operations.

Contract Accounting
  Revenue on long-term type contracts in excess of $100,000 is recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.

                                 (page 13)

  For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.
  The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.
  Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract objectives. Progress billing balances at December 31, 1996 and 1995 amounted to $4,649,000 and $6,152,000, respectively. Contract billings for partial shipments where product title passes to the customer are not considered progress billings. Progress billings are netted against unbilled revenue on the consolidated balance sheet. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage of $687,000 at December 31, 1996 matures in 1997. Contract retainage is included on the consolidated balance sheet as part of accounts receivable. Substantially all of the unbilled revenue balance at December 31, 1996 of $37,993,000 is expected to be billed during 1997 although this is dependent upon the Company meeting performance milestones.
  Claims from a customer of approximately $1.0 million for work performed outside the scope of a contract for which the Company anticipates recovery were included in unbilled revenue at December 31, 1995. This claim was settled in 1997 with no negative impact on operations.

Use of Estimates
  In preparing its financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reported periods. Actual results could differ from those estimates. One such area where the use of estimates could have a significant impact on future results is estimated costs at completion and, in some cases, contract value on the company's larger long-term type contracts. During 1996, changes to these estimates on the Company's larger long-term type contracts had no significant aggregate impact, except for the TMRC contract with the Government of Turkey. For TMRC, there was a negative impact of approximately $5.7 million pre-tax resulting from revisions of contract values and estimates of costs to complete, of which $2.6 million represented negotiations with the customer which extended performance milestones. Other areas where use of estimates could have a significant impact on future results are inventory obsolescence reserves, accounts receivable bad debt reserves and warranties.

Cash and Cash Equivalents
  The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company's bank balances (including cash equivalents and short-term investments in commercial paper) in excess of the Federally insured limit ($100,000) per bank, amounted to $14.3 million at December 31, 1996. All of this cash is in high quality banks. Approximately $2.6 million of the Company's total cash balances at December 31, 1996 was in foreign banks.
  Restricted cash at December 31, 1996 and 1995 represents interest bearing cash collateral required to be maintained against letters of credit.

Inventories
  Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out(FIFO) and average cost method which approximates FIFO.

                                 (page 14)

Depreciation and Amortization
  Depreciation is provided by the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter. Buildings are depreciated over lives ranging up to 35 years. Machinery and equipment is depreciated over useful lives ranging from 3 to 5 years.

Capitalized Software
  The Company wrote off approximately $1.2 million of capitalized software development costs related to telecommunication products in 1996, of which $586,000 had been capitalized at December 31, 1995 in accordance with FASB 86. The costs were written off in 1996 because the Company decided not to pursue this development for the future. At December 31, 1996 there were no remaining capitalized software development costs on the balance sheet.

Advertising and Research and Development Costs
  The Company expenses advertising costs and research and development costs as incurred. Advertising costs were $441,000, $371,000 and $255,000 for 1996, 1995 and 1994, respectively.

Income Taxes
  The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards
(FAS) No. 109.

Foreign Currency Translation
  In accordance with FAS No. 52, balance sheet accounts of the Company's United Kingdom and Argentina subsidiaries are translated from the local currency into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rate for the year. The resulting translation gains or losses are shown as a separate component of stockholders' equity. The translation effects of the Turkish subsidiary are reflected in the statements of operations as required by FAS No. 52 because of the high inflation in the Turkish economy. Pretax income includes foreign currency translation gains relating to the Turkish subsidiary of $274,000 for 1996 and $516,000 for 1995.

Earnings (Loss) Per Share
  Earnings (loss) per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in earnings per share calculations was 5,123,622 for 1996, 5,114,642 for 1995, and 4,998,701 for 1994.

Warranty Costs
  The usual warranty period on the Company's contracts and products is one year, which is provided for in warranty accruals.

NOTE B-INVENTORIES
Inventories consist of:

                                                      1996              1995
                                               ---------------------------------
Raw materials                                   $   7,938,000     $  11,581,000
Work in process                                     5,957,000         7,965,000
Finished product                                    2,520,000         3,234,000
________________________________________________________________________________
                                                $  16,415,000     $  22,780,000
________________________________________________________________________________
________________________________________________________________________________

                                 (page 15)

NOTE C-PROPERTY, PLANT, AND EQUIPMENT
  The Company's investment in property, plant, and equipment is shown below. The net book value at December 31, 1996 of land and buildings which are held for sale pursuant to the Company restructuring plans amounts to $8,682,000.

                                                      1996              1995
                                               ---------------------------------
Land                                             $  5,074,000      $  5,264,000
Buildings                                          18,987,000        20,519,000
Machinery and equipment                            57,939,000        58,896,000
________________________________________________________________________________
                                                   82,000,000        84,679,000

Less accumulated depreciation and amortization     59,261,000        59,055,000
________________________________________________________________________________
                                                 $ 22,739,000      $ 25,624,000
________________________________________________________________________________
________________________________________________________________________________


  Financial Accounting Standard No. 121, regarding the
"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", became effective for 1996 with no resulting impact on income.

NOTE D-CREDIT ARRANGEMENTS
  The Company has borrowing arrangements with certain banks aggregating $31.5 million at December 31, 1996 for short-term borrowings and letters of credit. At December 31, 1996 and 1995, $2.8 million and $5.5 million of cash borrowings were outstanding against the agreements, respectively. At December 31, 1996, $1.4 million remains available, principally for issuance of letters of credit. The Company is seeking new banking arrangements to cover its potential future operating needs on terms that are acceptable to the Company.
  In addition to the short-term cash borrowings outstanding under the lines of credit with banks at December 31, 1996, $27.3 million of letters of credit was also outstanding. The letters of credit have been issued to foreign entities principally to guarantee performance under contracts or the return of unearned advanced payments in the event that the Company's performance is not in accordance with its contracts. Of the amount of letters of credit outstanding, $13.9 million relates to the Company's contract with the Government of Turkey and extends to June 4, 1997 or until the contract is completed, whichever occurs first. Although the contract will not be completed by June 4, 1997, the letter of credit agreement is renewable every four months. Management expects the letters of credit to be renewed until the completion date of the contract which is expected during the second half of 1998, although there are no contractual assurances of renewal.
  Interest on cash borrowings accrues at the annual rate of 10%. Commission rates on letters of credit range from .5% to 2.0%
  The letters of credit and short-term borrowing agreements require various collateral to be maintained. At December 31, 1996, collateral held includes most of the Company-owned buildings, a security interest in personal and intellectual properties (excluding machinery and equipment) in the United States, and cash and/or short-term investments amounting to $7.6 million. In addition, certain financial covenants apply to these agreements as well as a limitation on the payment of dividends and/or the purchase of treasury stock to 50% of net income for the prior four fiscal quarters.

                                 (page 16)

NOTE E-LONG-TERM DEBT
  All long-term debt was paid off during 1996. Long-term debt at December 31, 1995 consisted of the following:

                                                         1996          1995
                                               ---------------------------------
Variable-rate mortgage bearing interest at
70% of the prime rate (5.95% at December 31, 1995),
quarterly principal payments of $55,000 plus
interest through November 30, 1997                     $     -       $  437,000

Variable-rate mortgage bearing interest at
70% of the prime rate (5.95% at December 31, 1995),
quarterly principal payments of $31,000 plus
interest through May 1, 2001                                 -          675,000
________________________________________________________________________________
                                                             -        1,112,000
Less current maturities                                      -          342,000
________________________________________________________________________________
                                                       $     -       $  770,000
________________________________________________________________________________
________________________________________________________________________________

  Interest expense for the years 1996, 1995, and 1994 amounted to $988,000, $1,243,000, and $1,142,000, respectively. Interest paid for the years 1996, 1995, and 1994 amounted to $1,416,733, $832,000, and $1,226,000, respectively.

NOTE F-STOCKHOLDERS' EQUITY
  The changes in common stock, additional paid-in capital, treasury stock, retained earnings, and foreign currency translation effects during the years 1994, 1995, and 1996 were as follows:


                                                                                             Foreign
                                            Common     Additional                            Currency
                                            Stock       Paid-In    Treasury    Retained     Translation
                                            Par $1      Capital     Stock      Earnings       Effects
                                       -----------------------------------------------------------------
Balance, January 1, 1994
(4,981,273 common shares)               $ 4,981,000  $  697,000   $    -     $ 88,906,000  $(625,000)
Issuance of 9,127 shares on
exercise of stock options                     9,000      87,000
Tax benefit related to shares acquired
by employees under stock options                          3,000
Foreign currency translation adjustment                                                      112,000
Net income                                                                      5,047,000
________________________________________________________________________________________________________

Balance, December 31, 1994
     (4,990,400 common shares)            4,990,000     787,000        -       93,953,000   (513,000)
Issuance of 136,716 shares on
exercise of stock options                   137,000   1,385,000
Tax benefit related to shares acquired
by employees under stock options                        249,000
Acquisition of 14,991 shares of treasury stock
received from employees as payment for
stock options exercises                                            (248,000)
Retirement of 14,991 treasury shares        (15,000)   (233,000)    248,000
Foreign currency translation adjustment                                                      (97,000)
Net income                                                                      3,930,000
________________________________________________________________________________________________________

Balance, December 31, 1995
(5,112,127 common shares)                 5,112,000   2,188,000        -       97,883,000   (610,000)
Issuance of 21,273 shares on
exercise of stock options                    21,000     237,000
Tax benefit related to shares
acquired by employees
under stock options                                      11,000
Foreign currency translation adjustment                                                      265,000
Net loss                                                                      (14,780,000)
______________________________________________________________________________________________________________
______________________________________________________________________________________________________________

Balance, December 31, 1996
(5,133,400 common shares)               $ 5,133,000 $ 2,436,000   $    -      $ 83,103,000 $(345,000)
______________________________________________________________________________________________________________
______________________________________________________________________________________________________________

NOTE G-STOCK OPTIONS
  Pursuant to stock option plans, the Company has granted certain officers, directors, and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire five years after grant.
  There is no charge to income with respect to stock options under the plans. A summary of the changes in options during 1994, 1995, and 1996 follows:

                                   Shares        Weighted Average      Shares
                                    Under           Exercise          Available
                                   Option             Price          for Option
                              --------------------------------------------------
At January 1, 1994                323,293           $ 13.28            47,235
Options granted:
     Option plan                  164,600             11.56          (164,600)
     Individual options            30,000             10.56           (30,000)
Options exercised                  (9,127)            10.55               -
Options cancelled                (185,648)            15.27           185,648
Authorization of 1994 options          -                -             150,000
Cancellations of authorization         -                -             (97,000)
________________________________________________________________________________

At December 31, 1994              323,118           $ 11.66            91,283
Options granted:
     Option plan                   22,900             12.11           (22,900)
     Individual options            72,000             11.37           (72,000)
Options exercised                (136,716)            11.13               -
Options                           (22,639             12.34            22,639
Authorization of individual
 options                               -                -              72,000
________________________________________________________________________________

At December 31, 1995              258,663            $12.02            91,022
Options granted:
     Option plan                  378,000             10.39          (378,000)
Options exercised                 (10,275)            12.69               -
Options cancelled                (113,300)             9.89           113,300
Authorization of 1996 options          -                -             500,000
Cancellations of authorization         -                -             (70,000)
________________________________________________________________________________

At December 31, 1996
 (59,487 exercisable)             513,088            $10.81           256,322
________________________________________________________________________________
________________________________________________________________________________

                                 (page 18)

  These options, with an exercise price range of $10.16 to $15.34, expire on various dates beginning February 1998 and ending December 2001. The weighted average remaining contractual life is 4.27 years. The weighted average option price of shares exercisable at December 31, 1996 was $12.11. Financial Accounting Standard No. 123 regarding "Accounting for Stock-Based Compensation" became effective for 1996. The Company has chosen to disclose the impact of stock-based compensation in its notes and will not include such impact on its recorded earnings. Had compensation cost been determined based on the fair value of options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                           1996                       1995
                              --------------------------------------------------
Net income (loss)               As reported $ (14,780,000)        $ 3,930,000
                                  Pro-forma $ (15,128,000)        $ 3,855,000

Earnings (loss) per share       As reported     $ (2.88)             $ .77
                                  Pro-forma     $ (2.95)             $ .76


  The fair value of each option grant is estimated on the date of grant using the Black-Sholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 percent for all years; expected volatility of 27.3 and 29.9 percent; risk-free interest rates of 6.23 and 7.60 percent; and expected lives of 5 years.

NOTE H-TAXES ON INCOME
The provision (recovery) for income taxes is shown below. The recoveries shown on the current lines for each year represent tax loss carrybacks to earlier years.

                              Federal         State       Foreign        Total
                        --------------------------------------------------------
1996
Current                   $(5,019,000)    $  (3,000)   $3,923,000   $(1,099,000)
Deferred                       21,000      (344,000)   (3,568,000)   (3,891,000)
Charge equivalent to
 tax benefit related to
 shares acquired by
 employees under
 stock options                 11,000           -              -         11,000
________________________________________________________________________________
                          $(4,987,000)    $(347,000)    $ 355,000   $(4,979,000)
________________________________________________________________________________
________________________________________________________________________________
1995
Current                   $  (877,000)    $(130,000)  $ 1,896,000   $   889,000
Deferred                      533,000       173,000       127,000       833,000
Charge equivalent to
 tax benefit related to
 shares acquired by
 employees under
 stock options                 249,000          -             -         249,000
________________________________________________________________________________
                          $    (95,000)   $  43,000   $ 2,023,000   $ 1,971,000
________________________________________________________________________________
________________________________________________________________________________
1994
Current                   $  5,799,000    $ 973,000   $ 2,549,000   $ 9,321,000
Deferred                    (5,929,000)  (1,418,000)      (97,000)   (7,444,000)
Charge equivalent to
 tax benefit related to
 shares acquired by
 employees under
 stock options                   2,000        1,000           -           3,000
________________________________________________________________________________
                            $ (128,000)  $ (444,000)  $ 2,452,000   $ 1,880,000
________________________________________________________________________________
________________________________________________________________________________

                                 (page 19)

  The components of deferred income tax balances follow. No valuation allowances were required.

                                               Year Ended December 31,
                                        1996            1995            1994
                                    --------------------------------------------
Contract accounting                 $ 2,271,000     $ 7,353,000     $ 7,169,000
Excess tax over book depreciation     2,755,000       2,811,000       2,765,000
Inventory valuation                    (829,000)       (677,000)     (1,141,000)
State deferred taxes                   (211,000)       (328,000)       (269,000)
Other, net                              847,000        (435,000)       (633,000)
________________________________________________________________________________
                                    $ 4,833,000     $ 8,724,000     $ 7,891,000
________________________________________________________________________________
________________________________________________________________________________

  A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income before income taxes and minority interest) is as follows:

                                                     Year Ended December 31,
                                                  1996        1995       1994
                                               ---------------------------------
Federal statutory rate                           (34.0%)      34.0%      34.0%
State income taxes net of federal tax benefit      (.5)         .5       (3.7)
Benefit from nontaxable FSC income                (1.0)       (2.1)      (7.1)
Effects of higher foreign income taxes             4.5         1.3        2.5
Dividends of a foreign subsidiary                  1.6          -          -
Other, net                                         4.3         (.3)       1.4
________________________________________________________________________________
Effective income tax rate                        (25.1%)      33.4%      27.1%
________________________________________________________________________________
________________________________________________________________________________

  Income tax payments, net of refunds, amounted to $1,614,000 in 1995 and $6,989,000 in 1996. Income tax refunds, net of payments, amounted to $940,000 in 1994. As of December 31, 1996 there were no unpaid income taxes including interest owed to the IRS.
  The Company has not provided deferred income taxes on cumulative unremitted earnings of foreign subsidiaries amounting to $8.0 million because of the availability of foreign tax credits which would eliminate the U.S. tax liability related to the inclusion of the foreign earnings. During 1996, $1.0 million of dividends was received from the Company's Turkish subsidiary.
  Pre-tax income from foreign operations is shown under Note I below.

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

                                 (page 20)

  Export sales by geographic area are as follows:

                                        1996            1995            1994
                                 -----------------------------------------------
Asia                                $ 4,259,000     $ 6,224,000     $ 6,788,000
Africa                                3,203,000       4,003,000       2,553,000
Europe                               10,767,000      18,273,000      27,137,000
North America                         1,273,000       1,605,000       1,852,000
South America                           435,000         376,000       1,005,000
Other                                   573,000         263,000         384,000
________________________________________________________________________________
Total export sales                  $20,510,000      30,744,000     $39,719,000
________________________________________________________________________________
________________________________________________________________________________

  The U.S. Government, the Government of Turkey and CTI (Argentina) were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to U.S. Government agencies, principally the Department of Defense, amounted to $38,728,000, $44,309,000 and $42,015,000 in 1996, 1995 and 1994, respectively. Sales to the Government of Turkey amounted to $15,116,000, $16,549,000 and $24,888,000 in 1996, 1995 and 1994, respectively. Sales to CTI (Argentina) amounted to $15,739,000 in 1994.
  Foreign assets included in the consolidated balance sheet amounted to $21.7 million, $25.6 million and $25.2 million at December 31, 1996, 1995 and 1994, respectively. Of these amounts, $2.5 million, $.4 million and $6.7 million, at December 31, 1996, 1995 and 1994, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting primarily of U.S. dollar denominated interest-bearing time deposits. Foreign sales and pretax income for 1996 was $27.0 million and $.9 million, respectively, of which substantially all of the income comes from the Company's Turkish subsidiary. Foreign sales and pretax income for 1995 amounted to $28.9 million and $5.4 million, respectively, of which substantially all of the income was from the Turkish subsidiary. Foreign sales and pretax income for 1994 amounted to $37.2 million and $6.7 million, respectively. On December 31, 1996, the company disposed of the Argentina subsidiary. Accordingly, these assets are excluded from the December 31, 1996 foreign assets totals.

NOTE J-COMMITMENTS AND CONTINGENCIES
  The Company, along with others, is responsible for the costs of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site has been completed. Costs incurred to date and future expected monitoring costs amount to $9.7 million. Of the total amount, $3.1 million are costs to be expended over the next thirty (30) years to monitor the cleanup. Those costs have been included in the accompanying consolidated balance sheet as liabilities discounted at 7% for the time value of money to the expected payment dates. Expected payments for the years following December 31, 1996 are $105,000 annually.
  In 1993 the Company reached settlement with three insurance carriers (with which the Company maintained environmental coverage on this site) for the payment of $6.7 million of costs. A court granted a declaratory judgement requiring the fourth carrier to pay cleanup costs in excess of the $6.7 million. That carrier is currently appealing that judgement. Amounts paid by the Company in excess of the $6.7 million recovered from the three insurance carriers, $1.5 million, plus the discounted future costs of monitoring the site, $1.1 million, have been recorded as Other Assets in the accompanying consolidated balance sheet at December 31, 1996. Management believes that it is probable that the Company will be successful in recovering these amounts from the insurer and that the resolution of this matter will not have an adverse affect on the financial position or results of operations of the Company.

                                 (page 21)

  During 1995 a subcontractor to the Company in the TMRC program with the Government of Turkey filed a demand for arbitration alleging a breach of contract and equitable adjustment of $12.4 million. This claim was amended in 1996 and increased to $18.4 million. The Company has filed a claim against the subcontractor for an amount in excess of the subcontractor's claim. Based on discussions with its outside counsel, management believes that it has meritorious defenses and counterclaims and expects the outcome to have no material adverse impact on the Company's financial position.
  The IRS is currently conducting field examinations of certain years' income tax filings. Management does not believe there will be any adverse effect from these examinations on financial position or results of operations.
  The Company's fixed price U.S. Government contracts are subject to audit by the government and price redetermination under certain circumstances.

NOTE K-RESTRUCTURING COSTS
  During the third quarter of 1996 the Company announced a plan to consolidate and restructure its domestic operations. The Company recorded a charge of $3.7 million in the third quarter for the restructuring of which approximately $1.5 million was for cash outlays and $2.2 million was for non-cash asset write-offs. The major charges consisted of: severance benefits for 150 terminated employees ($600,000); loss on sale of a product line ($500,000); inventory write-offs ($1,000,000) and capital equipment ($300,000) write-offs in connection with the cutback of product lines; and write-off of goodwill in connection with the sale of a product line ($400,000). The restructuring has proceeded through the fourth quarter as planned with only minor changes. At December 31, 1996, $586,000 of the $3.7 million remains accrued to complete the restructuring which is expected to be completed during the second quarter of 1997.

                                 (page 22)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

  This section represents a review of the Company's consolidated financial condition and results of operations. In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Liquidity and Sources of Capital
  The Company has financed its operations over the past two years from internal cash sources because of the limited availability of outside cash borrowing sources. At December 31, 1996 there was $2.8 million of short-term cash borrowings outstanding with no current availability for further cash borrowings. Also at December 31, 1996 there was a letter of credit balance of $13.9 million issued against a $49 million advance payment received in 1990 in connection with a contract from the Government of Turkey. Offsetting the $13.9 million balance was $7.6 million of cash collateral. This letter of credit is currently being renewed in four month intervals or until it reaches zero, whichever comes first. The Company anticipates that the letter of credit will reach zero during the second half of 1998. Although there can be no assurance that this letter of credit will continue to be renewed, management is confident that the letter of credit will be renewed upon its current expiration and thereafter. The Company is currently seeking new banking arrangements on terms acceptable to the Company to supplement internally generated cash flows in meeting future potential operating requirements.
  The Company anticipates that its near-term cash requirements (in addition to renewed short-term financing requirements) can be financed through internally generated cash flows. Substantial amounts of cash flows are expected from certain of the Company's largest current long-term type contracts on which significant progress toward completion is expected in 1997. Performance in accordance with the contracts will permit the Company to bill and collect a significant portion of the $38 million of unbilled revenues at December 31, 1996 as well as additional amounts to be earned in 1997. However, if the Company is unable to meet delivery deadlines, cash flow will be negatively impacted.
  During 1996, management initiated a restructuring plan to consolidate operations and develop marketing strategies which are expected to increase sales and reduce operating costs. Full implementation of these operational changes is expected to take effect in 1997. As part of the restructuring and consolidation, three Company-owned buildings have been offered for sale. Two of these facilities are under contract for sale and an offer has been received on the third facility. Net proceeds from these sales are expected to generate approximately $10 million of available cash during 1997. There can be no assurances that the anticipated effects of management's restructuring, consolidation and other plans will result in the cash flows as expected and described above.
  Cash provided by operations was $189,000 compared to a negative cash flow from operations of $8.0 million last year. Cash collected during 1996 was approximately $153 million compared to net sales of $117 million. The excess of collections versus sales is reflected as a $37 million reduction on the consolidated balance sheet at December 31, 1996 compared to 1995 in accounts receivable and unbilled revenue. Most of these decreases relate to two large contracts (TMRC and RIS). Further reductions in unbilled revenue of approximately $15 million are expected during 1997 on these two contracts, which should generate significant positive cash flow. The year 1996 included two significant uses of cash, one being approximately $7 million of payments to the IRS and the other was a $9 million payment to a TMRC software subcontractor.

                                 (page 23)

  Cash used by operations during 1995 was $8.0 million. The primary reason for the negative cash flow had been delays of in excess of one year in obtaining delivery from the software subcontractor of the software for the TMRC-C3 contract with the Government of Turkey. These delays had held up collection from the customer of approximately $26 million, of which approximately $8 million was payable to the software subcontractor. The software was accepted by the customer during 1996.
  The major component of the $8.0 million of cash used by operations during 1995 was a net increase of $9.9 million in the aggregate of accounts receivable and unbilled revenue of which $1.7 million related to the TMRC-C3 program and $8.2 million related to non-TMRC activity reflecting increased sales volume during 1995 in contracts other than TMRC.

Results of Operations

1996 versus 1995
  Net sales for 1996 of $117 million declined by 17% from 1995 sales of $141 million. Approximately $10 million of this decline was in the company's non-TMRC systems type business where no new large contracts were won during 1996 although the company has bid and is hopeful of winning at least one such large ($30 to $40 million) contract during the first half of 1997. In addition, sales (and pre-tax profits) on the TMRC contract for 1996 were negatively impacted by $5.7 million because of prior years' delays in reaching contract performance milestones which required increases in estimated costs at completion during 1996 and resulted in the customer imposing liquidated damages. Negotiations with the customer concluded in the third quarter of 1996 resulted in contract modifications which extended performance milestones and should have a positive effect on maintaining contract profitability.
  U.S. Government sales, although still depressed, increased slightly to 33% of total sales from 32% last year. Export and foreign sales were 41% of total sales in both 1996 and 1995. Domestic industrial (commercial) sales were 26% of total sales compared to 27% last year.
  Backlog at December 31, 1996 was approximately $84 million as compared to $106 million a year ago, a decline of $22 million. Most of this decline was from the TMRC backlog which declined by $14 million, from $41 million to $27 million. Probable production options are not included in these backlog numbers.
  Cost of sales as a percentage of sales was 80.9% in 1996 compared to 72.8% in 1995. Approximately 50% of the increase resulted from the 1996 negative TMRC sales impact referred to above. The balance of the increase results from a combination of (1) inventory write-offs caused by discontinued or de-emphasized product lines; and (2) a higher proportion of fixed overhead costs in relationship to the reduced 1996 sales.
  Selling, general and administrative (SG&A) expenses increased by $4,173,000 (16%) in 1996 to $29,833,000 because of certain unusual operating expenses incurred in 1996 which are part of SG&A. These included: (1) $1.3 million of costs related to the Argentine subsidiary for which we disposed of our majority interest during 1996; (2) $750,000 of proposal costs; and (3) $1 million of bad debts write-offs involving mostly foreign receivables. The balance of the increase was from increased selling costs in the telecommunications area, added corporate infrastructure costs and costs related to a potential business combination which was abandoned.
  Research and development costs increased by $1.7 million (26%) during 1996 because of expanded developments in telecommunications systems.

                                 (page 24)

  During the third quarter of 1996, the Company announced a plan to consolidate and restructure its domestic operations. The Company recorded a charge of $3.7 million in the third quarter for expected restructuring costs of which approximately $1.5 million was for cash outlays and $2.2 million for non-cash asset write-offs. The major components of the charge were: severance benefits for 150 terminated employees ($600,000); loss on sale of a product line ($500,000); inventory write-offs ($1,000,000) and capital equipment ($300,000) write-offs in connection with the discontinuation of product lines; and write off of goodwill associated with the sale of a product line ($400,000). The restructuring has proceeded throughout the remainder of 1996 as planned with no significant changes from the original plan. The Company anticipated annual cash savings of approximately $4.3 million as a result of lower labor and facility costs emanating from the restructuring.
  The original restructuring plan anticipated the termination of 150 employees. At December 31, 1996, 90 of these terminations had occured and termination benefits were paid to those individuals. The remainder of the terminations, and payment of the related termination benefits of $331,000, are expected to occur during the first half of 1997.
  Restructuring charges and their application during 1996 are as follows:

                                        Total         Activity
                                        Amount        in 1996        Remainder
                                 -----------------------------------------------
Employee termination benefits       $  600,000     $  269,000       $ 331,000
Loss on sale of product line           500,000        500,000            -
Inventory and equipment write-off    1,300,000      1,300,000            -
Goodwill write-off                     400,000        400,000            -
Other costs                            900,000        645,000         255,000
________________________________________________________________________________
Totals                              $3,700,000     $3,114,000       $ 586,000
________________________________________________________________________________
________________________________________________________________________________

  The effective income tax rate decreased to 25.1% for 1996 compared to 33.4% for 1995 primarily because the effects of higher foreign income taxes and dividends from a foreign subsidiary reduced the tax benefit from the U.S. losses.

1995 versus 1994
  Net sales for 1995 declined by 1% from 1994. U.S. Government sales, although still depressed, increased to 32% of total sales from 29% in 1994. Export and foreign sales decreased to 41% of total sales from 53% in 1994 primarily because of lower sales of the Argentine subsidiary compared to 1994's unusually high level and a slow-down in sales on the TMRC-C3 contract. Domestic industrial sales increased to 27% of total sales from 18% in 1994 because of higher commercial color CRT monitors and telecommunication sales.
  Backlog at December 31, 1995 was approximately $106 million as compared to $134 million in 1994. The Company has additional production options not included in the above figures. The TMRC-C3 contract backlog amounted to $41 million and $52 million, respectively, at December 31, 1995 and 1994.
  Research and Development costs increased by $1.4 million (28%) during 1995 because of expanded development efforts in telecommunication systems. Additionally, $586,000 of software development costs related to the telecommunication R&D was capitalized during 1995 in accordance with Financial Accounting Standard 86.

                                 (page 25)

REPORT OF INDEPENDENT AUDITORS

Report of Grant Thornton LLP
Independent Auditors
Stockholders and Board of Directors
Aydin Corporation

  We have audited the consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aydin Corporation and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 7, 1997

                                 (page 26)

SELECTED FINANCIAL DATA

($000 omitted except for per share amounts)

                              1996*      1995       1994       1993       1992
                            ----------------------------------------------------
For the Year

Net sales                  $116,578   $140,607   $142,441   $141,475   $145,221
Cost of sales                94,363    102,391    104,270    118,554    101,452
Income (loss) before
 income taxes and
 minority interest          (19,852)*    5,908      6,927     (7,312)    12,281
Net income (loss)           (14,780)     3,930      5,047     (4,967)     7,062

Earnings (loss) per share     (2.88)       .77       1.01      (1.00)      1.40
Cash dividend per share         -           -          -          -          .5

Return on average
 stockholders equity           (16%)        4%         5%        (5%)        7%

At Year End
Total Assets               $120,322   $166,860   $166,078   $169,721   $172,332
Working Capital              68,765     85,615     81,786     76,506     80,578
Long-term debt                  -          770      1,549      1,902      2,295
Stockholders' equity         90,327    104,573     99,217     93,959     98,421

Stockholders' equity
 per share                    17.60      20.46      19.88      18.86      19.93

* Income (loss) before income taxes and minority interest includes a $3,730,000 restructuring charge in the third quarter.

Quarterly Financial Data
($000 omitted except for per share amounts)

                               1st        2nd        3rd        4th      Year
                            ----------------------------------------------------
1996
Net sales                  $ 36,283   $ 26,706   $ 25,249   $ 28,340   $116,578
Cost of sales                25,308     25,228     20,425     23,402     94,363
Income (loss) before
 income taxes and
 minority interest            1,441     (9,352)    (7,756)    (4,185)   (19,852)
Net income (loss)               963     (7,024)    (5,467)    (3,252)   (14,780)
Earnings (loss) per share       .19      (1.37)     (1.07)      (.63)     (2.88)

1995
Net sales                  $ 35,588   $ 36,494   $ 32,932   $ 35,593   $140,607
Cost of sales                25,937     26,661     24,014     25,779    102,391
Income before income
 taxes and minority
 interest                     1,835      1,665      1,077      1,331      5,908
Net income                    1,191      1,073        774        892      3,930
Earnings per share              .24        .21        .15        .17        .77

Common Stock Prices


1996                High       Low         1995               High        Low
------------------------------------       -------------------------------------
Fourth Quarter     $11.0     $ 8.5         Fourth Quarter    $17.75     $14.75
Third Quarter       13.75      9.75        Third Quarter      19.75      14.125
Second Quarter      17.5      13.0         Second Quarter     15.75      14.125
First Quarter       15.5      12.875       First Quarter      15.0       11.5

Stockholder and Dividend Information

Aydin has approximately 6,000 stockholders of record and individual partipants in security position listings. Aydin has no present plans to pay any special cash dividends.

                                 (page 27)

[FLYLEAF]

AYDIN CORPORATE HEADQUARTERS
Horsham, PA

AYDIN PRODUCTS GROUP
AYDIN TELEMETRY
Newtown, PA
Airborne Data Acquisition Equipment and Systems (Telemetry), Ground Data Receive & Processing, Transmitters, Transponders, Receivers, Power Amplifiers, Digital Recorders, Data Links, Avionics, Bus Products, Ground to Air UHF/VHF Transceivers & Multiplexers, Special Microcircuits

AYDIN DISPLAYS
Horsham, PA
High Resolution Color Monitors, Flat Panels & Workstation
Products Military Display Processors, Ruggedized Monitors &
Workstations, SPECTRUM AUTOSYNC(R) Color Monitors, Color
Display
Terminals, Workstations, X-Terminals

AYDIN MICROWAVE
San Jose, CA; Newtown, PA
Thin Film Solid State Amplifiers & Microwave Integrated Circuit
Components for the Wireless Telecommunications OEM industry,
Digital & Analog Microwave Radios

AYDIN COMMUNICATIONS SYSTEMS GROUP
AYDIN GOVERNMENT SYSTEMS
Horsham, PA; San Jose, CA
System Integration, Command, Control & Communications (C3), Air
Traffic Control, Modernization and Integration of Radars,
Troposcatter Terminals, Turnkey Communications Systems

AYDIN TELECOM
Horsham, PA
Digital Wireless Telephony Equipment & Systems, Cell Extender,
Network Access Equipment, Transcoders, Multiplexers, Telecom
Systems, Microcell, DACS, Satellite Modems, Satellite TDMA Next
Generation Equipment

AYDIN GOVERNMENT SYSTEMS
Belgium
NATO Program Support

OTHER
AYDIN EUROPE LIMITED
United Kingdom
European Operations (All products, systems & support)

AYDIN YAZILIM VE ELEKTRONIK SANAYI A.S.
Turkey
Software, Command, Control and Communications Systems (C3), Air
Defense, Digital Microwave Radios, Air-to-Ground VHF and UHF
Radios, Telecom Equipment & Systems, Computer Equipment &
Systems, Display Terminals

AYDIN ELECTRO FAB
Croydon, PA
Single-sided, Double-sided, & Multilayer Printed Circuit Boards

AYDIN RAYTOR
Montgomeryville, PA
Precision Metal Fabrications

AYDIN MOLDED DEVICES
Rancho Dominguez, CA
Vinyl Components

[INSIDE BACK COVER]

CORPORATE INFORMATION AND DIRECTORY

Board of Directors

I. Gary Bard
Chairman of the Board
AYDIN

Dr. Nev A. Gokcen
Retired.  Former Thermodynamicist, Department of the Interior
Bureau of Mines

Irwin L. Gross
Chairman of the Board
EA Industries

Admiral Harry D. Train, II
United States Navy (Retired)
Former Commander-In-Chief, US Atlantic Command.  Manager,
Hampton
Roads Operations,
Science Applications International Corporation

John F. Vanderslice
Executive Vice President, AYDIN
President, AYDIN Products Group


Corporate Officers

I. Gary Bard (*)
Chairman
President and Chief Executive Officer

John F. Vanderslice (*)
Executive Vice President, AYDIN
President, AYDIN Products Group

James R. Henderson (*)
Vice President
Treasurer and Chief Financial Officer

Klaus D. Oebel (*)
Vice President
President, AYDIN Communications Systems Group

H. Barry Maser (*)
Vice President of Business Development and International Sales


Demirhan Hakimoglu (*)
Vice President
Chief Executive Officer, AYDIN Yazilim ve Elektronik Sanayi
A.S.,
Turkey

Thomas M. LoCasale (*)
Vice President
Chief Scientist

Robert A. Clancy
Secretary

Herbert Welber (*)
Controller
Assistant Treasurer

 (*) Executive Officer


Corporate Headquarters:

AYDIN
700 Dresher Road
Horsham, Pennsylvania  19044
Telephone (215) 657-7510
FAX: (215) 657-3830

Independent Auditors
Grant Thornton, L.L.P.
Philadelphia, Pennsylvania

Registrar & Transfer Agent
ChaseMellon Shareholder Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey  07660
1-800-526-0801

Stock Data
AYDIN shares (ticker symbol AYD) are traded on the New York
Stock
Exchange

Form 10-K
A copy of the AYDIN 1996 Annual Report on Form 10-K to the
Securities and Exchange Commission is available without charge upon written request to:
     Investor Relations
     AYDIN
     700 Dresher Road
     P.O. Box 349
     Horsham, Pennsylvania  19044
     (215) 657-7510
Annual Meeting
Shareholders are invited to attend our annual meeting:
Friday, April 25, 1997 at 3:00 pm
AYDIN Corporate Headquarters
700 Dresher Road
Horsham, Pennsylvania  19044

Get More Information Online
Chat with the CEO and learn more about AYDIN on the Internet at:
http://www.aydin.com

                                             Exhibit 21

                       SUBSIDIARIES OF REGISTRANT

NAME (and name under which      JURISDICTION        PERCENTAGE
they do business-same)          OF INCORPORATION    OWNED
--------------------------      -----------------   ----------
Aydin Europe Limited            United Kingdom       100%
Aydin, S.A.                     Argentina             19%
Aydin Foreign Sales Limited     Guam                 100%
Aydin Investments, Inc.         Delaware             100%
Aydin Yazilim ve Elektronik
 Sanayi A.S.                    Turkey               100% (1)

--------------
(1) Ninety nine (99%) percent of the 100% is owned by registrant's wholly owned subsidiary, Aydin Investments, Inc.

                                              Exhibit 23

                    CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Aydin Corporation:

We consent to incorporation by reference in Registration Statement Numbers: 33-61537, 33-53549, 33-34863, 33-22016, 33-
14284, 2-97645, 2-93603, 2-77623, and 2-64093 on Form S-8 of
Aydin Corporation of our reports dated March 7, 1997, relating to the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1996 and the related consolidated statements of operations and cash flows, and related schedules for the year ended December 31, 1996, which reports appear in or incorporated by reference in the 1996 annual report on Form 10-K of Aydin Corporation.

/s/ Grant Thornton LLP
 Grant Thornton LLP

Philadelphia, Pennsylvania
March 28, 1997

                                               Exhibit 99

                     INDEPENDENT AUDITORS' REPORT

Under date of March 7, 1997, we reported on the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year ended December 31, 1996, as contained in the 1996 Annual Report to stockholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

/s/ Grant Thornton LLP
 Grant Thornton LLP

Philadelphia, Pennsylvania
March 7, 1997

