Form 10-Q
period 1997-03-29
AYDIN CORP
filed 1997-05-12
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended         March 29, 1997

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________ to __________

Commission file number     1-7203

                            AYDIN CORPORATION
________________________________________________________________

   (Exact name of registrant as specified in its charter)

     DELAWARE                                  23-1686808

________________________________________________________________

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification
No.)

                   700 DRESHER ROAD, HORSHAM, PA 19044
________________________________________________________________

(Address of principle executive offices)             (Zip Code)

                             (215) 657-7510
________________________________________________________________

          (Registrant's telephone number, including area code)

________________________________________________________________

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

Shares of common stock, $1.00 par value, outstanding as of May
12, 1997.
                          ______5,173,400______

                               AYDIN CORPORATION

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 3 through 6 of the "1997 First Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month period ended March 29, 1997 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 7 of the "1997
First Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended March 29, 1997 and March 30, 1996 were 5,141,582 and 5,162,831, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(1)    Material Changes in Financial Condition (3/29/97 versus 12/31/96)

Accounts receivable decreased by $4.4 million because of lower balances and faster collections during the quarter by the Turkish subsidiary on the TMRC Contract with the Government of Turkey. Accounts payable decreased by $5.7 million because of lower payables at the Turkish subsidiary and more current payments generally to vendors.

Other assets declined by $2.6 million (as more fully explained in Part II, Item 1(b) because of an unfavorable court ruling in April 1997 involving an anticipated insurance recovery of monies previously spent ($1.5 million) and to be spent ($1.1 million) over a 30 year period on an environmental clean-up at a site leased by Company prior to 1984.

The $6.3 million of restricted cash is being held as collateral by a bank against a letter of credit on the TMRC contract.

Although the Company's liquidity and financial condition continue to improve, the Company continues to seek new financing arrangements.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and additional borrowings.

(2)   Material Changes in Operations (1st Quarter 1997 vs. 1996)

Net sales decreased to $26.9 million from $36.3 million (a 26% decline) because of the disposal at 12/31/96 of the majority interest in the Argentine subsidiary and lower sales in the communication systems business. The communications systems business involves large contracts with U.S. and foreign governments, and is inherently subject to variations in timing.

Cost of sales as a percentage of sales increased to 75.2% from 70.0% primarily because of the absence in 1997 of a favorable change in a cost at completion estimate on a large contract in the 1996 quarter.

Selling, general and administrative and research and development costs decreased by $2.2 million (18%) reflecting cost reductions started in the third quarter 1996 pursuant to the Company's restructuring plans.

Environmental remediation expense of $2.6 million is explained under Item 2(1) above and more fully in Part II, Item 1(b).

Income taxes reflects a 1997 provision for foreign income taxes against foreign income. There is no recovery recorded against the U.S. losses because the Company has exhausted its U.S. tax loss carrybacks.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   (a) Reference is made to Item 3, "Legal Proceedings", in Registrant's Annual Report on Form 10-K, Part I, for the year ended December 31, 1996, regarding the arbitration cross-claims of Loral Defense Systems - Eagan and Registrant. The parties have completed depositions and the exchange of documents is to be completed by June, 1997. Arbitration hearings are scheduled to start July 21, 1997.

   (b) Reference is made to Note J - "Commitments and Contingencies" in Registrant's Notes to Consolidated Financial Statements for the year ended December 31, 1996 set forth in Registrant's 1996 Annual Report to Stockholders, regarding an appeal by one of Registrant's insurance carriers from a declaratory judgment obtained by Registrant requiring that the insurance carrier pay clean-up costs in excess of the sum of $6.7 million that Registrant had received in settlement with its other three insurance carriers. The total amounts paid and to be paid by Registrant in excess of the $6.7 million recovered totaled $2.6 million, of which $1.5 million has been incurred and $1.1 million is to be incurred over a 30 year period.

         On April 21, 1997, the California Court of Appeal issued its decision in the case: Aydin Corporation, Respondent vs. First State Insurance Company, Appellant, No. A068910 (97 Daily Journal D.A.R. 5087), reversing the decision of the trial court that had entered a judgment of Declaratory Relief in favor of the Registrant regarding insurance coverage for the clean-up costs at a site formerly leased by Registrant. The Court of Appeal ruled that an "exception" to an exclusion in an insurance policy must be treated as part of the policy's coverage provision, and that the burden of proving the applicability of the exception be borne by the insured. It was therefore prejudicial error for the trial court to instruct the jury that it was the burden of the insurance company to prove the nonexistence of the policy coverage.

         The Registrant is reviewing the decision to determine whether a further appeal to the California Supreme Court will be made or allow the case to be returned to the trial court for a new trial.

         As a result of this decision, the Registrant has recorded a non-cash charge of $2.6 million for the First Quarter 1997.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)  The Registrant held its Annual Meeting of Stockholders on
          April 25, 1997.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.

     (c) The matters voted upon and the results of the voting were as follows:

          (1)  Election of Directors

                                                            Broker
                                    For        Withheld     Non-Votes

           I. Gary Bard          4,008,756     351,132      None
           Nev A. Gokcen         4,008,728     351,160      None
           Irwin L. Gross        4,008,756     351,132      None
           Gary Mozenter         4,008,756     351,132      None
           Harry D. Train II     4,008,726     351,160      None
           John F. Vanderslice   4,008,827     351.061      None

          (2)  To approve an amendment to the 1994 Incentive Stock Plan.

                  For       Against        Abstain      Broker Non-Votes*
               2,045,087    955,017         20,656         1,339,128

          (3)  To approve the 1996 Equity Incentive Plan.

                  For       Against        Abstain      Broker Non-Votes*

                2,107,734   687,639        21,936          1,542,579

          (4) To approve an amendment to extend the expiration date of outstanding stock options five years.

                  For       Against        Abstain      Broker Non-Votes*

                2,437,433   954,663        23,934            943,858

          (5)  To approve the stock Bonus Plan.

                  For       Against        Abstain      Broker Non-Votes*

                2,146,732   1,040,954      24,893           1,147,309

            (*) Broker non-votes are not considered shares present in person or represented by proxy and had no effect on these votes.

ITEM 5.     OTHER INFORMATION

   (a) The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new Standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -       None
          Exhibit 3(i) -    Restated Certificate of Incorporation
                            (filed as Exhibit 3(i) to Registrant's
                            Annual Report on Form 10-K for the
                            year ended December 31, 1994 and
                            incorporated herein by reference).
          Exhibit 3(ii) -   By-Laws (filed as Exhibit 3(ii) to
                            Registrant's Annual Report on Form 10-K
                            for the year ended December 31, 1996 and
                            incorporated herein by reference).
          Exhibit 4 -       None
          Exhibit 10 -      None
          Exhibit 11 -      None
          Exhibit 15 -      Letter re unaudited interim financial
                            information
          Exhibit 18 -      None
          Exhibit 19 -      "1997 FIRST QUARTER REPORT" to
                            Stockholders
          Exhibit 22 -      None
          Exhibit 23 -      None
          Exhibit 24 -      None
          Exhibit 27 -      Financial Data Schedule (electronic
                            filing only)
          Exhibit 99 -      None

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the First
          Quarter 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AYDIN CORPORATION

DATE   May 12, 1997                  /s/ James R. Henderson
                                     James R. Henderson,
                                     Vice President-Finance, Treasurer
                                     and Chief Financial Officer

DATE   May 12, 1997                  /s/ Robert A. Clancy
                                     Robert A. Clancy, Secretary

                            AYDIN CORPORATION
                       FORM 10-Q QUARTERLY REPORT

                              EXHIBIT INDEX

N0.         DESCRIPTION OF EXHIBIT

15          Letter re unaudited interim financial information

19          1997 First Quarter Report to Stockholders

27          Financial Data Schedule

                                                      Exhibit 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of March 29, 1997 and for the three-month periods ended March 29, 1997 and March 30, 1996, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated April 23, 1997. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended March 29, 1997 are being incorporated by reference in the Registration Statement Nos. 33-61537; 33-53549; 33-34863; 33-22016; 33-14284;
2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.



/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
May 12, 1997

                                                       Exhibit 19

Dear Stockholder:

   AYDIN's first quarter operating results were on target with management s restructuring plan. Performance of our divisions has improved and we are building backlog in most product groups. AYDIN incurred an unexpected charge in the first quarter, as a result of an appeals court s reversal of a prior favorable court ruling regarding insurance recoveries on an environmental issue initiated in 1986. A non-cash charge of $2.6 million was recorded for the quarter.
   First quarter sales were $26,914,000, a decrease of 26% versus the first quarter of 1996. The net loss for the quarter was $1,657,000 before the environmental charge and $4,269,000 ($.83 per share) including the environmental charge compared to net income of $963,000 ($.19 per share) in last year s first quarter. The decrease in sales resulted from the disposal of the majority ownership in the Company s Argentine subsidiary on 12/31/96 and lower sales in the communication systems business. The communications systems business involves large contracts with US and foreign governments, and is inherently subject to variations in timing.
   Improvements due to our restructuring plan are evident. The first quarter loss excluding the environmental charge represents a 51% improvement over the 1996 fourth quarter loss. The Company is confident that further cost savings will follow. We sold two company owned buildings in Fort Washington after the end of the first quarter, consolidating business operations into our Horsham facility. The gain on this sale (approximately $1.2 million) will be reflected in second quarter results. There is also an agreement of sale on a third company owned facility. The consolidation of operations into fewer buildings allowed us to combine manufacturing operations and consolidate several product lines. These changes will also yield operating cost savings.
   We achieved milestones on two large programs in the first quarter. The fourth and fifth of thirteen TMRC sites were accepted

                                   (page 1)


this quarter. We also resolved long standing contractual issues on the RIS NATO program.
   AYDIN's cash balance decreased during the first quarter, primarily due to a difference in timing between improving the Horsham facility to accommodate our Fort Washington production lines and completing the sale of our Fort Washington buildings. The cash balance decreased $842,000 since year end, with most of that cash spent upgrading the Horsham facility to accommodate the move. The proceeds from the Fort Washington sale, which will be included in the second quarter, are $2.4 million.
   Ending backlog for the first quarter was $82 million versus $95 million a year ago and $85 million at the end of 1996. The decline in backlog is primarily due to the wind down on the TMRC program in Turkey. Excluding the TMRC program from backlog, our backlog in the first quarter grew 5% over the first quarter of 1996 and 9% from year end. The company currently has several competitive bids outstanding on similar large programs, whose aggregate contract value exceeds $100 million.
   While the insurance ruling this quarter was an unexpected disappointment, overall results are consistent with management s plan for 1997. AYDIN management remains committed to making the company profitable and increasing backlog. We are continuing to execute our plan and expect to return to profitability in the second half of the year.

                             /s/ I. Gary Bard
                             I. Gary Bard
                             Chairman and Chief Executive Officer


April 28, 1997

                              (page 2)

                   AYDIN CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for per share amounts)

                                         3 Months Ended
                                  March 29, 1997     March 30,
1996
                                   (Unaudited)        (Unaudited)
NET SALES                         $ 26,914           $ 36,283
COST AND EXPENSES
 Cost of Sales                      20,247             25,308
 Selling, general
   and administrative                6,212              7,100
 Research and development            1,395              2,230
 Environmental remediation           2,612                -0-
 Interest expense (income), net        (34)               204
                                   _______             ______
   Total                            30,432             34,842
                                   _______             ______

INCOME (LOSS) BEFORE INCOMES TAXES
AND MINORITY INTEREST               (3,518)             1,441

INCOME TAXES                           751                472
                                   _______             ______

INCOME (LOSS) BEFORE
MINORITY INTEREST                   (4,269)               969

LESS MINORITY INTEREST                   0                  6
                                   _______             ______

NET INCOME (LOSS)                 $ (4,269)          $    963
                                   _______             ______
                                   _______             ______

EARNINGS (LOSS) PER SHARE         $   (.83)          $    .19
                                   _______             ______
                                   _______             ______

                                   (page 3)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                                 ASSETS

                                       March 29, 1997   Dec. 31,
1996
                                       _____________
_____________
                                       (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
 1997, $3,278; 1996, $1,584           $  4,653          $  5,495
Restricted cash                          6,311             7,571
Accounts receivable                     20,723            25,156
Unbilled revenue, after
 progress billings                      39,738            37,993
Inventories:
 Raw materials                           8,690             7,938
 Work-in-process                         5,204             5,957
 Finished product                        2,472             2,520
Prepaid expenses                         1,778             2,331
                                       ________          ________
   Total current assets                 89,569            94,961
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:       23,003            22,739
 1997, $60,879; 1996, $59,261
OTHER ASSETS                                10             2,622
                                       ________          ________

    TOTAL ASSETS                       $112,582         $120,322
                                       ________          ________
                                       ________          ________
_______________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1996 balance sheet has been derived from the audited financial statements contained in the 1996 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in contingency disclosures, except for the environmental clean-up matter where an unfavorable court ruling has been rendered, resulting in the write-off during the quarter of $2.6 million. Although the Company's liability and financial position have improved, the Company continues to seek new financing arrangements. Pretax results for the first quarter include foreign currency translation gains relating to the Turkish subsidiary of $147,000 for 1997 and $219,000 for 1996.

                                (page 4)

                   AYDIN CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             ($000 Omitted)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                            March 29, 1997    Dec. 31, 1996
                            _____________    _____________
                            (Unaudited)
CURRENT LIABILITIES:
 Short-term bank debt      $  2,200           $  2,800
 Accounts payable             9,140             14,865
 Accrued liabilities          6,563              5,827
 Advanced payments and
  contract billings in
  excess of recognized
  revenue                     3,864              2,278
 Accrued and deferred
  income taxes                  831                426
                           ________            _______
Total current liabilities    22,598             26,196

DEFERRED INCOME TAXES         2,666              2,665
OTHER LIABILITIES             1,134              1,134
STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000
  shares: issued 1997,
  5,153,400 shares;
  1996, 5,133,400 shares      5,153              5,133
 Additional paid-in capital   2,639              2,436
 Retained earnings           78,834             83,103
 Foreign currency
  translation effects          (442)              (345)
                           ________            _______
    Stockholders' equity     86,184             90,327
                           ________            _______
TOTAL LIABILITIES
  AND EQUITY               $112,582           $120,322
                           ________            _______
                           ________            _______

                                (page 5)

                   AYDIN CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS
                              OF CASH FLOWS
                             ($000 omitted)

                                 Three Months Ended
                           March 29, 1997     March 30, 1996
                           _____________      _____________
                           (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)          $ (4,269)          $   963
Items not affecting cash:
 Environmental remediation    2,612                -0-
 Depreciation and
   amortization                 744               852
 Deferred income taxes            0               150
 Minority Interest                0                 6
 Gain on sale of facility         0              (216)
 Other                          (97)              (66)
Changes in certain
working capital items:
 Accounts receivable          4,433            15,541
 Unbilled revenue            (1,745)           (2,473)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                     1,586            (1,441)
 Inventories                     49              (577)
 Prepaid expenses               553               110
 Accounts payable and
  accrued liabilities        (4,989)          (10,188)
 Accrued income taxes           406            (2,671)
                            ________           _________
 CASH USED BY
    OPERATING ACTIVITIES       (717)              (10)

INVESTING ACTIVITIES
Net property, plant and
 equipment additions         (1,008)             (868)
Proceeds from sale
 of facility                      0             1,159
                            ________           _________
  CASH PROVIDED (USED) BY
     INVESTING ACTIVITIES    (1,008)              291

FINANCING ACTIVITIES
Release of collateral on
 restricted cash              1,260              (121)
Principal payments on
 long-term debt                   0            (1,112)
Net repayments of
 short-term borrowings         (600)             (300)
Proceeds from Issuance
 of Stock                       223                53
                            ________           _________
  CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES       883            (1,480)
                            ________           _________
DECREASE IN CASH AND CASH
 EQUIVALENTS                   (842)           (1,199)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR         5,495             4,638
                            ________           _________
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $ 4,653           $ 3,439
                            ________           _________
                            ________           _________

                                (page 6)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of March 29, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 29, 1997 and March 30, 1996. All information included in these condensed consolidated financial statements is the representation of the management of Aydin Corporation and subsidiaries.

We conducted the review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
April 23, 1997
_________________________________________________________________

  A copy of Aydin Corporation's Form 10Q may be obtained without charge, upon written request sent to Aydin Corporation
                             (page 7)

                                  [logo]
                             AYDIN CORPORATION

Aydin Corporation designs, engineers, manufactures, markets, distributes, installs, and operates technologically advanced communication and information systems.

The Company's capabilities include: telecommunications; airborne and ground data acquisition and avionics; computer equipment and software; air and other traffic control; radars, radar simulation, integration and modernization; command control and communications systems; and systems integration.

Aydin is a world-class provider of products and services for the acquisition and distribution of information over electronic communications media.

The Company has facilities in the United States, the United
Kingdom, Turkey and South America.


                                 (page 8)