Form 10-Q/A
period 1997-03-29
AYDIN CORP
filed 1997-05-13
CIK 8919

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

19          1997 First Quarter Report to Stockholders

27          Financial Data Schedule

                                                      Exhibit 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of March 29, 1997 and for the three-month periods ended March 29, 1997 and March 30, 1996, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated April 23, 1997. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended March 29, 1997 are being incorporated by reference in the Registration

Statement Nos. 333-24591; 33-61537; 33-53549; 33-34863; 33-22016; 33-14284;

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