Form 10-Q
period 1997-06-28
AYDIN CORP
filed 1997-08-11
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended ___June 28, 1997___
                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______ to _______

Commission file number       1-7203
                         AYDIN CORPORATION
_________________________________________________________
(Exact name of registrant as specified in its charter)
     DELAWARE                             23-1686808
____________________________________________________________
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)


             700 DRESHER ROAD, HORSHAM, PA 19044
____________________________________________________________
(Address of principle executive offices)         (Zip Code)

                         (215) 657-7510
________________________________________________________
  (Registrant's telephone number, including area code)
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
YES _____X_____   NO ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of common stock, $1.00 par value, outstanding as of August 7, 1997.
                       ______5,173,400______

                             AYDIN CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 3 through 6 of the "1997 Second Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month and six month periods ended June 28, 1997 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 7 of the "1997 Second Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended June 28,1997 and June 29, 1996 were 5,191,859 and 5,121,961, respectively, and for the six-month periods then ended were 5,147491 and 5,118,671, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Financial Condition (6/28/97
    versus 12/31/96)

Accounts receivable decreased by $5.7 million primarily because of lower billings and faster collections during the quarter by the Turkish subsidiary on the TMRC Contract with the Government of Turkey and from improved collections generally in other business areas.

Prepaid expenses and other (current assets) increased by approximately $2.7 million as did accrued and deferred income taxes (current liabilities) because of the payment of taxes to the Government of Turkey and the reclassification of refundable U.S. Federal income taxes from the accrued to the prepaid caption in 1997.

Accounts payable decreased by $4.5 million primarily because of lower payables at the Turkish subsidiary and more current payments to vendors in other business areas.

Other assets declined by $2.6 million because the write-off during the first quarter of an anticipated insurance recovery of moneys previously spent ($1.5 million) and to be spent ($1.1 million) over a 30 year period on an environmental clean-up at a
site leased by Company prior to 1984.   The write-off resulted
from an unfavorable court ruling in April 1997 involving the future collection of the insurance recovery.

The $4.5 million of restricted cash is being held as collateral by a bank against a letter of credit on the TMRC contract. The decrease of $3.1 million from 12/31/96 resulted from negotiating more favorable letter of credit terms with a new bank and letter of credit reductions from performance under the contract. This decrease in restricted cash helped enable the Company to pay down short term bank debt to $200,000 from $2.8 million at 12/31/96.

Although the Company's liquidity and financial condition continue to improve, the Company continues to seek new financing arrangements.

Based on the present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and future borrowings.

(2) Material Changes in Operations (2nd Quarter 1997 vs.
    1996)

Net sales for the quarter increased to $32.2 million from $26.7 million (a 21% increase) because of: (1) 1996 delays on the TMRC contract plus a cost overrun on a major contract; and (2) the disposal at 12/31/96 of the majority interest in the Argentine subsidiary whose 1996 sales in the quarter were $4.2 million which decrease was approximately offset by increased sales from continuing operations, including new product introductions. Net sales for the six months decreased to $59.2 million from $63.0 million (an 8% decrease) because lower first quarter 1997 sales were not sufficient to offset the absence the 1996 Argentine sales.

Cost of sales for the quarter as a percentage of sales improved to 78.1% from 94.5% primarily because of the aforementioned 1996 contract delays and cost overrun in addition to 1996 provisions for inventory obsolescence and write downs of inventory to net realizable value. The 1997 quarter included charges of approximately $1 million, mostly for inventory adjustments.

Selling, general and administrative and research and development costs decreased by $3.0 million (28%) in the quarter and by $4.7 million (24%) in the six months reflecting cost reductions started in the third quarter 1996 pursuant to the Company's restructuring plans.

Environmental remediation expense of $2.6 million in the first quarter 1997 is explained under Item 2(1) above.

Gain on sale of facility relates to two company-owned buildings sold in the second quarter pursuant to the Company s previously announced restructuring plan. The operations housed in these facilities have been relocated to other company-owned buildings. A third facility, also pursuant to the restructuring plan, was sold in July for approximately $10 million and will result in a gain of approximately $1.8 million being included in third quarter results.

Income taxes reflect 1997 provisions for foreign income taxes against foreign income. There is no recovery recorded against the U.S. losses because the Company has exhausted its U.S. tax loss carrybacks.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a)  Reference is made to Item 3, "Legal Proceedings", in
     Registrant's Annual Report on Form 10-K, Part I, for the year ended December 31, 1996, regarding the arbitration cross-claims of Loral Defense Systems-Eagan and Registrant. All discovery has been completed but due to the resignation of one of the arbitrators the hearing, originally scheduled to start July 21, 1997, has been postponed.

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

     The Registrant filed a Petition for Review with the California Supreme Court and on July 23, 1997, the Petition was granted (Aydin Corporation, Respondent, vs. First State
     Insurance Company, Appellant, No. S061699). All briefing is scheduled to be completed by October 23, 1997.


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

(b) As previously reported on Form 8-K for May 14, 1997, EA Industries, Inc. ("EA") sold 500,000 shares of Registrant's Common Stock (the "Shares") in connection with an option agreement the ( EA Option ) wherein EA had granted to I. Gary Bard (Chairman, President and Chief Executive Officer of the Registrant) and his assigns, the right to purchase 596,927 Shares for an exercise price of $10.75 per Share. All 500,000 of those Shares were purchased by assignees of Mr. Bard.

     As of June 13, 1997, EA sold the remaining 96,927 Shares of Registrant's Common Stock in connection with the EA Option at the exercise price of $10.75 per Share. All of those remaining Shares were also purchased by assignees of Mr. Bard.

     Pursuant to a letter agreement dated as of May 6, 1997, as amended, between Registrant and EA, upon the consummation of the sale of the remaining 96,927 Shares, Registrant issued an amended and restated warrant (the "Restated Warrant") to EA for the purchase of 200,000 shares (the "Warrant Shares") of Registrant's Common Stock, dated as of May 14, 1997 and exercisable for three years, of which 100,000 Warrant Shares are exercisable at a price of $12.10 per Warrant Share and 100,000 Warrant Shares are exercisable at $13.20 per Warrant Share. The Restated Warrant for 200,000 Shares replaces the Warrant issued by the Registrant to EA for 167,524 Shares when 500,000 of the total 596,927 Shares were sold by EA to assigns of Mr. Bard on May 14, 1997. Registrant and EA have also entered into an amended and restated registration rights agreement relating to the Warrant Shares. In addition, EA has agreed to serve as a consultant to Registrant during the three-year term of the Warrant for the purpose of providing such assistance to Registrant in soliciting customers internationally and exploring strategic joint ventures as EA and Registrant mutually deem appropriate in their reasonable discretion.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  The following is a list of Exhibits filed as part
          of this report:
          Exhibit 2 -       None
          Exhibit 3(i) -    Restated Certificate of
                            Incorporation (filed as Exhibit
                            3(i) to Registrant's Annual
                            Report on Form 10-K for the
                            year ended December 31, 1994 and
                            incorporated herein by reference).
          Exhibit 3(ii) -   By-Laws (filed as Exhibit 3(ii)
                            to Registrant's Annual Report on
                            Form 10-K for the year ended
                            December 31, 1996 and
                            incorporated herein by
                            reference).
          Exhibit 4.1-      Amended and Restated Warrant, dated
                            as of May 14, 1997, issued to EA
                            Industries, Inc. for the purchase
                            of up to 200,000 shares of
                            Registrant's Common Stock.
          Exhibit 4.2-      Amended and Restated Registration
                            Rights Agreement, dated as of
                            May 14, 1997, between Registrant and
                            EA Industries, Inc.
          Exhibit 10 -      None
          Exhibit 11 -      None
          Exhibit 15 -      Letter re unaudited interim
                            financial information
          Exhibit 18 -      None
          Exhibit 19 -      "1997 SECOND QUARTER REPORT" to
                            Stockholders
          Exhibit 22 -      None
          Exhibit 23 -      None
          Exhibit 24 -      None
          Exhibit 27 -      Financial Data Schedule
                            (electronic filing only)
          Exhibit 99 -      None

     (b)  Reports on Form 8-K

          The Registrant filed two reports on Form 8-K (Item 5. OTHER EVENTS) during the Second Quarter 1997. The first one on April 29, 1997, reporting the decision of the California Court of Appeal on April 21, 1997, reversing the decision of the trial Court that had entered a judgment of Declaratory Relief in favor of the Registrant against First State Insurance Company. The second report on May 23, 1997, reporting the sale, as of May 14, 1997, by EA Industries, Inc. ("EA") of 500,000 shares of the Registrant's Common Stock in connection with an option granted by EA to Registrant's Chairman and his assigns. All 500,000 shares were purchased by assignees of Registrant's Chairman. Also, reporting that Irwin L. Gross, Chairman of EA, resigned as a director of the Registrant.

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be
signed on its behalf by the undersigned thereunto duly
authorized.
                                   AYDIN CORPORATION
DATE   August 7, 1997            /s/ James R. Henderson
                                 James R. Henderson,
                                 Vice President-Finance,
                                 Treasurer and Chief
                                 Financial Officer

DATE   August 7, 1997            /s/ Robert A. Clancy
                                 Robert A. Clancy,
                                 Secretary

                      AYDIN CORPORATION
                  FORM 10-Q QUARTERLY REPORT
                        EXHIBIT INDEX
N0.   DESCRIPTION OF EXHIBIT
4.1 Amended and Restated Warrant, dated as of May 14, 1997, issued to EA Industries, Inc. for the purchase of up to 200,000 shares of Registrant's Common Stock.

4.2 Amended and Restated Registration Rights Agreement, dated as of May 14, 1997, between Registrant and EA Industries,
      Inc.

15    Letter re unaudited interim financial information

19    1997 Second Quarter Report to Stockholders

27    Financial Data Schedule

                                         Exhibit 4.1

THE SECURITIES ISSUABLE UPON EXERCISE HEREOF (THE "SECURITIES") WILL BE ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY OTHER SECURITIES LAWS, AND MAY NOT BE OFFERED, SOLD, PLEDGED OR HYPOTHECATED UNTIL SUCH SHARES HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND OTHER APPLICABLE SECURITIES LAWS, OR IN THE OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE COMPANY, SUCH OFFER, SALE OR TRANSFER, PLEDGE OR HYPOTHECATION IS IN COMPLIANCE THEREWITH.

                       AMENDED AND RESTATED WARRANT

                         For the Purchase of up to
              200,000 Shares of Common Stock, 1.00 Par Value,
                                    of
                             Aydin Corporation


1.   Issuance and Exercise of Warrant.

     1.1. Issuance of Warrant. For value received, EA Industries, Inc., a New Jersey corporation, or registered assigns, (the "Warrant Holder"), is entitled to purchase from Aydin Corporation, (the "Company"), a Delaware corporation, up to 200,000 shares (the "Shares") of Common Stock, par value $1.00 per share, of the Company, upon surrender of this Warrant to the Company and upon payment of the Exercise Price (as hereinafter defined), subject to the terms and conditions set forth herein.

     1.2. Exercise of Warrant; Expiration.

          (a) Exercisability. This Warrant is exercisable in whole or in part commencing on and after its date of issuance and shall expire at 5:00 p.m., Philadelphia Time on May 14, 2000 (the "Expiration Date"); provided, however, that the initial exercise of this Warrant shall be for the purchase of at least 100,000 Shares, as such amount may be adjusted from time to time pursuant to the provisions of Section 2 hereof.

          (b) Exercise Price. The price for which the Shares may be purchased upon the exercise of this warrant shall be as follows: (i) 100,000 of the Shares shall be exercisable for $12.10 per Share and (ii) 100,000 of the Shares shall be exercisable for $13.20 per Share (each such price being hereinafter referred to as the "Exercise Price").

2. Adjustments; Anti-Dilution Provisions.

     2.1. Stock Split, Subdivision or Combination. If the Company, at any time while this Warrant is outstanding, shall split, subdivide or combine its Common Stock (by reclassification or otherwise than by payment of a dividend in the respective class), an appropriate and equitable adjustment shall be made as of the effective date of such action in the number of Shares as to which this Warrant, or portion thereof then unexercised, shall be exercisable and in the Exercise Price of such Shares in order to reflect such stock split, subdivision or combination.

     2.2. Asset or Capital Dividend. If the Company, at any time while this Warrant is outstanding, shall make a distribution of its assets to the holders of its Common Stock and/or any class of stock convertible into or exchangeable for its Common Stock as a dividend in liquidation or partial liquidation or as a return of capital other than as a dividend payable out of funds legally available for dividends under the laws of the Commonwealth of Pennsylvania, the Warrant Holder shall, upon exercise and payment of the Exercise Price for each Share purchased hereunder within 14 business days after notification of such distribution pursuant to Section 12 below, be entitled to receive, in addition to the number of shares receivable thereupon, and without payment of any additional consideration thereof, a sum equal to the amount of such assets as would have been payable to such Warrant Holder had such Warrant Holder been the holder of record of such shares on the record date for such distribution; and an appropriate provision therefor shall be made for the Warrant Holder to be made a party to any such distribution.

     2.3. Adjustments for Consolidation, Merger, Sale of Assets, Reorganization or Reclassification. In the event the Company, at any time or from time to time while this Warrant is outstanding, (a) shall consolidate with or merge into any other entity and shall not be the continuing or surviving corporation of such consolidation or merger, or (b) shall permit any other entity to consolidate with or merge into the Company and the Company shall be the continuing or surviving entity but, in connection with such consolidation or merger, the Common Stock shall be changed into or exchanged for capital stock or other securities or property of any other equity, or (c) shall transfer all or substantially all of its properties and assets to any other entity, or (d) shall effect a capital reorganization or reclassification of the Common Stock (other than one deemed to result in the issue of additional shares of such class), then, and in each such event, lawful provision shall be made so that the Warrant Holder shall be entitled to receive upon the exercise hereof at anytime after the consummation of such consolidation, merger, transfer, reorganization or reclassification, in lieu of the Shares issuable upon exercise of this Warrant prior to such consummation, the capital stock and other securities and property to which the Warrant Holder would have been entitled upon such consummation if the Warrant Holder had exercised this Warrant immediately prior thereto.

         2.4. Certificate of Adjustment. The Company shall promptly furnish or cause to be furnished to the Warrant
Holder a certificate setting forth each adjustment made pursuant to this Section 2.

     3. No Fractional Shares. No fractional Shares shall be issued in connection with any exercise hereof, and if the total number of Shares that remains unexercisable would result in a fraction, such number of Shares shall be rounded to the nearest whole Share.

     4. No Shareholder Rights. This Warrant shall not entitle the Warrant Holder to any of the rights of a stockholder of the Company.

     5. Reservation of Shares. The Company covenants that the Shares issuable upon the exercise of this Warrant have been duly authorized and reserved and, when issued and paid for, will be validly issued, fully paid and non-assessable. The issuance of this Warrant shall constitute full authority to those officers of the Company who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for Shares upon the exercise of this Warrant.

     6.   Exercise of Warrant.

          6.1. Manner of Exercise. To exercise this Warrant, in whole or in part, the Warrant Holder shall deliver to the Company, at its address specified in Section 12 below: (a) a written notice in the form of Annex A hereto of such Warrant Holder's election to exercise this Warrant, specifying the number of Shares to be purchased and whether the purchase is pursuant to clause (i) or clause (ii) of Section 1.2(b),(b) a wire transfer or a certified or official bank check or checks payable to the order of the Company in an amount equal to the product of the applicable Exercise Price per Share and the number of Shares to be purchased at such time pursuant to the Warrant and such notice, and (c) the original copy of this Warrant. Upon receipt of such items, the Company shall, as promptly as practicable, and in any event within 20 days thereafter, issue or cause to be issued and delivered to such Warrant Holder a certificate or, if requested by the Warrant Holder, multiple certificates representing the aggregate number of full Shares issuable upon such exercise. This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and such Warrant Holder or any other person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date that said notice, together with said cash or check or checks and this Warrant, are received by the Company as aforesaid. If this Warrant shall have been exercised in part, the Company shall, at the time of delivery of said certificate or certificates, deliver to such Warrant Holder a new Warrant evidencing the rights of such Warrant Holder to purchase the unpurchased Shares, which new Warrant shall in all other respects be identical to this Warrant.

          6.2. Payment of Taxes and Expenses. All Shares issuable upon the exercise of this Warrant shall be validly issued, fully paid and non-assessable, and the Company shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed in respect of, the issue or delivery thereof, other than any federal, state or local income tax or other tax based upon gross or net income, owned by the Warrant Holder on account of such issuance or delivery. The Company shall not be required, however, to pay any tax or other charge imposed in connection with any ransfer involved in the issue of any certificate for shares in any name other than that of the registered Warrant Holder, and in such case the Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the Company's reasonable satisfaction that no such tax or other charge is due.

     7. Registration Rights. The Shares issued upon exercise of this Warrant shall be subject to the Amended and Restated
Registration Rights Agreement dated as of May 14, 1997 between the Company and the Warrant Holder.

     8. Agreement to Vote Shares. For as long as the Warrant Holder and/or any of its affiliates remain the beneficial owner of the Shares issued upon exercise of the Warrant, at any meeting of stockholders of the Company at which directors of the Company are to be elected, the Warrant Holder and each such affiliate agree to vote any and all such Shares for the election to the Board of those persons nominated by the Company's Board of Directors. The Warrant Holder further agrees that the Shares may not be transferred in a privately negotiated transaction that has not been registered under the Securities Act of 1933, unless the transferee shall have agreed to be bound by the terms of this Section 8. The Warrant Holder agrees to the placement of a restrictive legend on the certificate(s) representing the Shares relating to this restriction.

     9. Replacement of Warrant. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction of this Warrant, on delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of such Warrant, the Company, at the expense of the Warrant Holder, will execute and deliver, in lieu thereof, a new Warrant.

    10. Transfer of Warrant. This Warrant may be transferred by the Warrant Holder subject to compliance with applicable federal and state securities laws; provided, however, that any transferee of this Warrant shall have agreed in writing to assume and be bound by the obligations of the Warrant Holder and/or its affiliates under the terms and provisions of Section 8 of this Warrant.

    11. Miscellaneous. This Warrant shall be governed by the internal law, but not the law of conflicts, of the State of Delaware. The headings in this Warrant are for purposes of convenience and reference only and shall not be deemed to constitute a part hereof. Neither this Warrant nor any term hereof may be changed, waived, discharged or terminated orally except by an instrument in writing signed by the Company and the registered Warrant Holder. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision.

     12. Notice Generally. Any notice, demand or delivery pursuant to the provisions hereof shall be sufficiently given or made if sent by registered or certified mail, postage prepaid, or overnight delivery service, addressed to the Warrant Holder at such Warrant Holder's last known address appearing on the books of the Company, or, except as herein otherwise expressly provided, to the Company at Aydin Corporation, 700 Dresher Road, P.O. Box 349, Horsham, PA 19044, Attention: President, or such other address as shall have been furnished to the party giving or making such notice, demand or delivery.

     13. Supersedes Other Warrant. This Warrant supersedes and replaces in its entirety the Warrant dated as of May 14, 1997 issued to the Warrant Holder with respect to 167,524 shares.

     ISSUED AS OF THIS 14th day of May, 1997.


                            AYDIN CORPORATION
Attest:

__/s/ Robert A. Clancy___   By:__/s/ I. Gary Bard____
       Secretary              I. Gary Bard, President

                          ANNEX A

                    NOTICE OF EXERCISE

                    (To be Executed by
               the Registered Warrant Holder
             in Order to Exercise the Warrant)

     The undersigned hereby irrevocably elects to exercise the right to purchase from Aydin Corporation _________(_______) Shares covered by the Warrant dated ________, 1997 and issued to EA Industries, Inc., according to the conditions thereof.

     Check one:

          Such exercise is being made pursuant to clause (i) of Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

          Such exercise is made pursuant to clause (ii) of
          Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

     The undersigned understands that the Shares being issued hereunder have not been registered under the Securities Act of 1933 (the "Act") or any state securities laws and that such Shares may not be sold, transferred, or assigned except:
(i) pursuant to an effective registration thereof under the Act; or (ii) if in the opinion of counsel for the registered owner thereof, which opinion is reasonably satisfactory to the Company, the proposed sale, transfer or assignment may be effected without such registration under the Act and will not be in violation of applicable state securities laws.

               Printed Name
               of Registered
Dated: _______ Warrant Holder:________________________


               Signature:     ________________________


               Address:       ________________________

                                                Exhibit 4.2

                           AMENDED AND RESTATED
                       REGISTRATION RIGHTS AGREEMENT
                       _____________________________

   AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT (this
"Agreement") made as of May 14, 1997 between Aydin Corporation, a
Delaware corporation (the "Corporation") and EA Industries, Inc., a New Jersey corporation (the "Warrant Holder").

                                 RECITALS:
                                 _________

   WHEREAS, the Warrant Holder holds a warrant to purchase from the Corporation 200,000 shares (the "Warrant Shares") of
Common Stock, $1.00 par value, of the Corporation; and

   WHEREAS, the Warrant Holder has requested certain registration rights to facilitate its disposition of the Warrant Shares in a registered public offering and the Corporation has agreed to grant the Warrant Holder certain registration rights as set forth in this Agreement in order to facilitate the orderly distribution of the Warrant Shares; and

   WHEREAS, this Agreement amends and restates in its entirety the Registration Rights Agreement dated as of May 14, 1997 with respect to 167,524 shares;

   NOW, THEREFORE, in consideration of the premises and covenants set forth herein, and intending to be legally bound hereby, the parties hereto agree as follows:

   1.   Definitions.  As used in this Agreement:

        "Commission" shall mean the Securities and Exchange
Commission, or any other federal agency at the time administering the Securities Act.

        "Common Stock" shall mean the Corporation's $1.00 par value Common Stock.

        "Person" shall mean and include an individual, a corporation, a partnership, a trust, an unincorporated organization and a government or any department, agency or political subdivision thereof.

        "Restricted Common Stock" shall mean shares of Common Stock constituting Restricted Securities.

        "Restricted Securities" shall mean the Warrant
Shares, including any shares of Common Stock or other securities convertible into or exchangeable for Common Stock or received as a stock dividend or other distribution in respect to any of the foregoing, held by the Warrant Holder or its successors and assigns evidenced by certificates bearing a restrictive legend prohibiting transfer of such Restricted Securities unless the transfer of the Restricted Securities evidenced thereby is registered under the Securities Act or the transfer complies with an exemption from such registration (a "Restrictive Legend").

        "Securities Act" shall mean the Securities Act of 1933, as amended, or any similar federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time.

        "Transfer" shall include any disposition of any shares of Restricted Securities or of any interest therein which would constitute a sale thereof within the meaning of the Securities Act.

   2. Required Registration. If at any time the Corporation shall be requested in writing by one or more holders of not less than 100,000 shares of Restricted Common Stock in the aggregate, to effect the registration under the Securities Act of not less than an aggregate of 100,000 shares of Restricted Common Stock, such request shall be deemed an offer (the "Offer") to sell to the Corporation or its assigns for cash all of the shares of Restricted Common Stock for which registration is requested (the "Offered Securities") at a price equal to the average of the daily "market price" (as hereinafter defined) per share of the Common Stock for the ten consecutive trading days immediately preceding the date of receipt of such request by the Corporation. The "market price" for each trading day shall be the last reported sale price regular way of the Common Stock on the Composite Tape of the New York Stock Exchange on each such trading day upon which such a sale shall have been effected, or if no sale takes place on any such day on such exchange, the average of the closing bid and asked prices on such day as officially quoted on such exchange. The Offer shall remain open for a period of ten calendar days immediately following the date of receipt by the Corporation of the registration request (the "Offer Period"). To accept the Offer, the Corporation or its assigns must give written notice (the "Notice of Acceptance") to the requesting holder prior to the end of the Offer Period of the Corporation's intention to accept the Offer. The Corporation shall purchase from the requesting holder(s), and the requesting holder(s) shall sell to the Corporation, upon the terms of the Offer, the Offered Securities pursuant to the Notice of Acceptance within ten business days after the date that the Notice of Acceptance is received by the requesting holder(s). If the Corporation does not accept the Offer prior to the expiration of the Offer Period, the Corporation shall promptly give written notice of such proposed registration to all other holders of Restricted Securities, including the Warrant Holder, and thereupon the Corporation shall promptly use its best efforts to effect the registration under the Securities Act of the shares of Restricted Common Stock that the Corporation has been requested to register by any holder in any response received by the Corporation within 30 days after the date of the written notice by the Corporation; provided, however, that the Corporation shall not be obligated to effect any registration under the Securities Act except in accordance with the following provisions:

        (a) The Corporation shall not be obligated to file any registration statement with respect to Restricted Common Stock if in the opinion of counsel satisfactory to the Corporation and the holder of such securities the proposed transfer may be effected without registration under the Securities Act, and any certificate evidencing the shares so to be transferred need not bear a Restrictive Legend.

        (b) The Corporation shall not be obligated to effect any registration except at the request of the holder or holders of Restricted Common Stock who shall request registration of Restricted Common Stock then owned or obtainable by them representing in the aggregate not less than 100,000 shares of outstanding Restricted Common Stock.

        (c) The Corporation shall not be obligated to file and cause to become effective (i) more than two registration statements in which shares of Restricted Common Stock are registered under the Securities Act pursuant to this Section 2, or (ii) any registration statement within three months after the effective date of any other registration statement filed by the Corporation relating to any public offering of securities of the Corporation for cash for the Corporation's own account.

   3. Incidental Registration. If the Corporation at any time proposes for any reason to register any of its Common Stock under the Securities Act in connection with a proposed offering to the general public, the Corporation shall at such time promptly give written notice to all holders of Restricted Common Stock of its intention to do so, and, upon the written request, received by the Corporation within 30 days after the date of any such notice, of the holders of any Restricted Common Stock to register any shares of Restricted Common
Stock, the Corporation shall use its best efforts to cause all such shares of Restricted Common Stock the holders of which shall have so requested registration thereof to be registered under the Securities Act promptly upon receipt of the written request of such holders for such registration, all to the extent necessary to permit the sale or other disposition by the prospective seller or sellers of the shares of Restricted Common Stock so registered. In the event that the proposed registration by the Corporation is, in whole or in part, an underwritten public offering of securities of the Corporation, any request pursuant to this Section 3 to register shares of Restricted Common Stock may specify that such shares are to be included in the underwriting on the same terms and conditions as the shares of Common Stock, if any, otherwise being sold through underwriters under such registration; provided, however, that if the managing underwriter determines and advises the holders thereof in writing that the inclusion of all shares of the Restricted Common Stock and other Common Stock of the Corporation entitled to be included in the registration ("Other Registrable Stock") originally covered by a request for registration would interfere with the successful marketing of such securities, the number of shares of Restricted Common Stock and Other Registrable Stock that may, in the sole discretion of the managing underwriter, be included in the underwritten public offering on behalf of the holders thereof, if any, shall be allocated: first, to the Warrant Holder, second to the holders of the Restricted Common Stock in proportion, as nearly as practicable, to the respective number of shares of Restricted Common Stock which they had requested to be included in such underwritten public offering and, thereafter, among the holders of the Other Registrable Securities in proportion, as nearly as practicable, to the respective number of shares of Other Registrable Stock which they had requested to be included in such underwritten public offering.

   4. Preparation and Filing. If and whenever the Corporation is under an obligation pursuant to the provisions of this Agreement to use its best efforts to effect the registration of any shares of Restricted Common Stock, the Corporation shall, as expeditiously as practicable:

        (a)  prepare and file with the Commission a
registration statement with respect to such shares (on
Commission Form S-3 to the extent the Corporation is eligible to use Form S-3) and use its best efforts to cause such registration statement to become and remain effective;

        (b) prepare and file with the Commission such amendments and supplements to such registration statements and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for at least six months (two years to the extent such registration statement was prepared and filed on Form S-3) and to comply with the provisions of the Securities Act with respect to the sale or other disposition of all shares of Restricted Common Stock covered by such registration statement;

        (c) furnish to each seller such number of copies of a summary prospectus or other prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act and such other documents as such seller may reasonably request in order to facilitate the public sale or other disposition of such shares of Restricted Common Stock;

        (d) use its best efforts to register or qualify the shares of Restricted Common Stock covered by such registration statement under the securities or blue sky laws of such jurisdictions as each such seller shall reasonably request and do any and all other acts or things that may be necessary or advisable to enable such seller to consummate the public sale or other disposition in such jurisdictions of such shares;

        (e)  notify each seller of shares of Restricted
Common Stock covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act within the appropriate period mentioned in clause (b) of this Section 4, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing and, at the request of any such seller, prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing; and

        (f) file, on a timely basis, all reports and other documents required to be filed by it pursuant to the Securities Exchange Act of 1934.

   5. Expenses. The Corporation shall pay all expenses incurred in complying with Sections 2, 3 and 4 hereof, including, without limitation, all registration and filing fees, fees and expenses of complying with securities and blue sky laws, printing expenses, and fees and disbursements of the Corporation's counsel; provided, however, that all underwriting discounts and selling commissions applicable to the Restricted Common Stock covered by any such registration shall be borne by the respective sellers thereof, in proportion to the respective number of shares of Restricted Common Stock sold by each of them.

   6.   Holdback Agreements.

        (a) The Warrant Holder and each other holder of Restricted Common Stock agrees not to effect any public sale or distribution of equity securities of the Corporation, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and during the 90-day period beginning on the effective date of any underwritten registration effected by the Corporation (except as part of such underwritten registration), unless the managing underwriter otherwise agrees.

        (b) The Corporation agrees not to effect any public sale or distribution of equity securities, or any securities convertible into or exchangeable or exercisable for such securities, during the seven days prior to and during the 90-day period beginning on the effective date of any underwritten registration pursuant to a registration statement in which any shares of Restricted Common Stock are included, unless the managing underwriters otherwise agrees.

   7.   Cooperation of Holders of Restricted Securities.
Each prospective seller of shares of Restricted Common Stock registered or to be registered under any registration hereunder shall furnish to the Corporation such information and execute such documents regarding the shares held by such seller and the intended method of disposition thereof as the Corporation shall reasonably request and as shall be required in connection with the registration or qualification to be made by the Corporation.

   8. Indemnification. In the event of any registration of any shares of Restricted Common Stock under the Securities Act pursuant to this Agreement or registration or qualification of any shares of Restricted Common Stock pursuant to Section 4(d) hereof, the Corporation shall indemnify and hold harmless the seller of such shares, each underwriter of such shares, if any, each broker or any other person acting on behalf of such seller and each other person, if any, who controls any of the foregoing persons, within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which any of the foregoing persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in any registration statement under which such shares were registered under the Securities Act, any preliminary prospectus contained therein, or any amendment or supplement thereto, or any document incident to registration or qualification of any shares of Restricted Common
Stock pursuant to Section 4(d) hereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading or, with respect to any prospectus, necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or any violation by the Corporation of the Securities Act or state securities or blue sky laws applicable to the Corporation and relating to action or inaction required of the Corporation in connection with such registration or qualification under such state securities or blue sky laws;
and shall reimburse each person indemnified hereunder for all legal or other expenses reasonably and as incurred by him or it in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Corporation shall not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, said preliminary prospectus or said prospectus or said amendment or supplement or any document incident to registration or qualification of any Restricted Common Stock pursuant to Section 4(d) hereof in reliance upon and in conformity with written information furnished to the Corporation through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

   Before shares of Restricted Common Stock held by any prospective seller shall be included in any registration pursuant to this Agreement, such prospective seller and any underwriter acting on its behalf shall have agreed to indemnify and hold harmless the Corporation, each director of the Corporation, each officer of the Corporation who shall sign such registration statement and any person who controls the Corporation within the meaning of the Securities Act with respect to any material statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Corporation through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus or amendment or supplement.

   Promptly after receipt by a person indemnified hereunder of notice of the commencement of any action involving a claim referred to in either of the preceding paragraphs of this
Section 8, such indemnified person will, if a claim in respect thereof is made against any indemnifying person, give written notice to the latter of the commencement of such action, the failure of which shall not relieve the indemnifying party of any liability hereunder unless the failure to give such notice prejudiced the indemnifying party. In case any such action is brought against an indemnified person, the indemnifying person will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying person similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified person, and after notice from the indemnifying person to such indemnified person of its election so to assume the defense thereof, the indemnifying person shall be responsible for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof.

   9.   Restrictions on Future Agreements to Register
Shares. Without the prior written consent of the holders of at least 60% of the voting power of the outstanding Restricted Common Stock, the Corporation agrees not to enter into any other agreement that grants the holder of any of the Corporation's securities the right to require the Corporation to cause such securities to be registered under the Securities Act.

   10. Notices. Any notice provided for in this Agreement must be in writing and must be mailed by certified mail, return receipt requested, or sent via overnight delivery service, to the recipient at the address indicated below:

        To the Corporation:

        Aydin Corporation
        700 Dresher Road
        Horsham, PA  19044
        Attention:  I. Gary Bard, Chairman,
                      President and Chief Executive Officer


        with a copy to:

        Duane, Morris & Heckscher
        4200 One Liberty Place
        Philadelphia, PA  19103-7396
        Attention:  Frederick W. Dreher, Esq.

        To the Warrant Holder:

        EA Industries, Inc.
        185 Monmouth Parkway
        West Long Branch, NJ  07764
        Attention:  President

        with a copy to:

        Mesirov Gelman Jaffe Cramer & Jamieson
        1735 Market Street
        Philadelphia, PA  19103
        Attention:  Richard P. Jaffe, Esq.

or to such other address or to the attention of such other person as the recipient party shall have specified by prior written notice to the sending party. Any notice under this Agreement shall be deemed to have been given when received by the party to whom it is addressed.

   11. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision or any other jurisdiction, but this Agreement shall be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein.

   12. Counterparts. This Agreement may be executed on separate counterparts, each of which is deemed to be an original and all of which taken together shall constitute one and the same agreement.

   13. Successors and Assigns. This Agreement is intended to bind and inure to the benefit of and be enforceable by each of the parties hereto and their respective heirs, personal representatives, successors and assigns.

   14. Choice of Law. All questions concerning the construction, validity and interpretation of this Agreement shall be governed by the internal law, and not the law of conflicts, of the State of Delaware.

   15. Supersedes Other Agreements. This Agreement supersedes and replaces in its entirety the Registration Rights Agreement dated as of May 14, 1997 with respect to 167,524 Warrant Shares. If this Agreement shall conflict in any respect with all or any portion of any other agreement or instrument to which any party hereto is a party, the provisions of this Agreement shall supersede such conflicting agreement or instrument or portion thereof.

   IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                              AYDIN CORPORATION


                              By: /s/ I. Gary Bard
                                 I. Gary Bard,
                                   Chairman, President and
                                   Chief Executive Officer



                              EA INDUSTRIES, INC.

                              By: /s/ Howard Kamins

                                 Title: Vice President

                                                Exhibit 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of June 28, 1997 and for the three-month and six-month periods ended June 28, 1997, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated July 24, 1997. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended June 28, 1997 are being incorporated by reference in the Registration Statement Nos. 333-31263; 333-24591; 33-61537; 33-53549; 33-34863;
33-22016; 33-14284; 2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.



/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
August 8, 1997

                                                Exhibit 19

Dear Stockholder:
  AYDIN's second quarter results confirm that we have sales and operating results back on a growth track.
  Second quarter sales were $32,322,000. This is an increase of 21% over $26,706,000 in the second quarter of 1996, and of 20% over $26,914,000 in the first quarter of 1997. We recorded net income of $260,000, or $0.05 per share, for the quarter. Included in this income was $1.1 million in profit from the sale of real estate. This compares to a loss of $7,024, 000, or $1.37 per share, in the second quarter of last year and a loss of $4,269,000, or $0.83 per share, in the first quarter of this year.
  Operating profits are also improving. AYDIN incurred a pretax operating loss of $397,000 this quarter excluding the gain on the sale of real estate. This compares to a pretax loss of $906,000 in the first quarter of 1997 excluding the one time environmental remediation charge, and a pre-tax loss of $9,352,000 for the same quarter last year.
  Sales for the first half of 1997 were $59,236,000. This is a decline of 6% compared to sales of $62,989,000 from the same period last year. The company incurred a net loss of $4,009,000, or $0.78 per share, for the first six months of 1997 compared to a loss of $6,061,000, or $1.18 per share in 1996.
  Ending backlog declined to $80 million from $82 million at the end of the first quarter of this year. However, backlog is growing exclusive of the large TMRC contract, which is now winding down. Non-TMRC backlog is up 12% over the first quarter of 1997 and 18% over the end of 1996. New bookings this quarter included telemetry instrumentation for the Joint Strike Fighter program and the UK SKYFLASH missile program, a contract with Turkey to provide UHF Have Quick

                             (page 1)

radios, add-ons to our NATO Radar Integration Systems contract, and several bookings for commercial telecommunications products.
  Our cash position has improved in the first half of 1997 when compared to the first half of 1996. While operating cash flow is not yet positive, we have halved the use of cash for operations in the first half of 1997 over the same period last year. Since the end of 1996, we reduced accounts receivable 23% and unbilled revenue has grown 7%. On July 17, we sold our facility in San Jose for approximately $10 million, which will result in a gain of approximately $1.8 million to be included in third quarter results.
  We continue to achieve milestones in both commercial and defense markets. We achieved acceptance of our first Intelsat network TDMA earth station at AT&T. We are now recognizing sales as well as booking new business for this product line. We also achieved acceptance milestones for additional TMRC sites.
  This quarter confirms that our sales and backlog are back on a growth track. We have several new product introductions scheduled for the second half of 1997, and believe these products will further contribute to our continued sales growth. Cash management and profits are improving, and the AYDIN management team continues to work on increasing shareholder value.

                       /s/ I. Gary Bard
                       I. Gary Bard
                       Chairman and Chief Executive Officer
July 25, 1997
                         (page 2)

               AYDIN CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands except for per share amounts)

                             Three Months Ended         Six
Months Ended

                             6/28/97    6/29/96      6/28/97     6/29/96

                                (Unaudited)              (Unaudited)
NET SALES                   $ 32,322    $ 26,706    $ 59,236    $ 62,989
COST AND EXPENSES
 Cost of sales                25,232      25,228      45,479      50,536
 Selling, general
   and administrative          6,961       8,289      13,173      15,389
 Environmental remediation         0           0       2,612           0
 Research and development        672       2,321       2,067       4,551
 Gain on sale of facility     (1,074)          0      (1,074)          0
 Interest expense (income)      (146)        220        (180)        424
                             _______     _______      _______    _______
   Total                      31,645      36,058      62,077      70,900
                             _______     _______      _______    _______

INCOME (LOSS) BEFORE
 INCOME TAXES AND
 MINORITY INTEREST               677      (9,352)     (2,841)     (7,911)

INCOME TAXES (RECOVERY)          417      (2,232)      1,168      (1,760)
                              _______     _______     _______    _______
INCOME (LOSS) BEFORE
  MINORITY INTEREST              260      (7,120)     (4,009)     (6,151)
LESS MINORITY INTEREST             0         (96)          0         (90)
                             _______     _______      _______    _______

NET INCOME (LOSS)           $    260     ($7,024)    $(4,009)   $ (6,061)
                             _______     _______      _______    _______
                             _______     _______      _______    _______
EARNINGS (LOSS)
 PER SHARE                  $    .05     ($ 1.37)    ($  .78)   ($  1.18)
                             _______     _______      _______    _______
                             _______     _______      _______    _______

                                   (page 3)

            AYDIN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS

                         ($000 Omitted)
                              ASSETS

                                   June 28, 1997    Dec. 31, 1996
                                   _____________    _____________
                                    (Unaudited)
CURRENT ASSETS:

Cash, including cash equivalents-
 1997, $3,618; 1996, $1,584         $  4,390       $  5,495
Restricted cash                        4,500          7,571
Accounts receivable                   19,433         25,156
Unbilled revenue, after
 progress billings                    40,777         37,993
Inventories:
 Raw materials                         8,232          7,938
 Work-in-process                       5,361          5,957
 Finished product                      2,526          2,520
Prepaid expenses and other             5,063          2,331
                                     ________       ________
     Total current assets             90,282         94,961
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:     21,605         22,739
 1997, $59,241; 1996, $59,261
OTHER ASSETS                              10          2,622
                                     ________       ________
          TOTAL ASSETS              $111,897       $120,322
                                     ________       ________
                                     ________       ________
____________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1996 balance sheet has been derived from the audited financial statements contained in the 1996 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in contingency disclosures, except for the environmental clean-up matter where an unfavorable court ruling has been rendered, resulting in the write-off during the First Quarter of 1997 of $2.6 million. Although the Company's liquidity and financial position have improved, the Company continues to seek new financing arrangements. Pretax results for the six months include foreign currency translation gains or losses relating to the Turkish subsidiary of a $175,000 loss for 1997 and a $456,000 gain for 1996.

                             (page 4)

              AYDIN CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS ($000 Omitted)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                            June 28, 1997    Dec. 31, 1996
                            _____________    _____________
                             (Unaudited)
CURRENT LIABILITIES:
Short-term bank debt       $    200           $  2,800
Accounts payable             10,364             14,865
Accrued liabilities           6,025              5,827
Advanced payments and
 contract billings in
 excess of recognized
 revenue                      1,815              2,278
Accrued and deferred
     income taxes             3,128                426
                           ________            _______
Total current liabilities    21,532             26,196

DEFERRED INCOME TAXES         2,666              2,665

OTHER LIABILITIES             1,029              1,134
STOCKHOLDERS' EQUITY:
Common stock, par value $1-
 authorized 7,500,000
 shares: issued 1997,
 5,153,400 shares;
 1996, 5,133,400 shares       5,153              5,133
 Additional paid-in capital   2,639              2,436
 Retained earnings           79,094             83,103
 Foreign currency
     translation effects       (216)              (345)
                            ________            _______
Stockholders' equity         86,670             90,327
                            ________            _______
TOTAL LIABILITIES
     AND EQUITY            $111,897           $120,322
                            ________            _______
                            ________            _______

                           (page 5)

           AYDIN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS
               OF CASH FLOWS ($000 omitted)

                                  Six Months Ended
                            June 28, 1997     June 29, 1996
                            _____________     _____________
                             (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)           $   (4,009)       $   (6,061)
Items not affecting cash:
 Environmental remediation       2,612               -0-
 Depreciation and
  amortization                   1,444             1,603
 Deferred income taxes             -0-               300
 Minority Interest                 -0-               (90)
 Gain on sale of facility       (1,074)             (216)
 Other                              24               (82)
Changes in certain
working capital items:
 Accounts receivable             5,723            18,684
 Unbilled revenue               (2,784)              (14)
 Advance payments and
  contract billings in
  excess of recognized
  revenue                         (463)              420
 Inventories                       296               144
 Prepaid expenses and other     (2,732)               83
 Accounts payable and
  accrued liabilities           (4,303)          (10,488)
 Accrued income taxes            2,703            (9,106)
                              ________          _________
           CASH (USED) BY
     OPERATING ACTIVITIES       (2,563)           (4,823)

INVESTING ACTIVITIES
Net property, plant and
equipment additions             (1,486)           (1,824)
Proceeds from sale
of facility                      2,250             1,159
                              ________          _________
     CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES       764              (665)

FINANCING ACTIVITIES
Release of collateral on
restricted cash                  3,071             3,951
Principal payments on
long-term debt                     -0-            (1,112)
Net repayments of
short-term borrowings           (2,600)              (72)
Proceeds from Issuance
of Stock                           223               182
                              ________          _________
           CASH PROVIDED BY
       FINANCING ACTIVITIES        694             2,949
                              ________          _________
DECREASE IN CASH AND CASH
EQUIVALENTS                     (1,105)           (2,539)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR             5,495             4,638
                              ________          _________
CASH AND CASH EQUIVALENTS
AT END OF PERIOD            $    4,390        $    2,099
                              ________          _________
                              ________          _________

                         (page 6)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

  We have reviewed the accompanying condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of June 28, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended June 28, 1997 and June 29, 1996. All information included in these condensed consolidated financial statements is the representation of the management of Aydin Corporation and subsidiaries.
  We conducted the review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.
  Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.
  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
July 24, 1997
__________________________________________________________
  A copy of Aydin Corporation's Form 10Q may be obtained
    without charge, upon written request sent to Aydin
                         Corporation

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