Form 10-Q
period 1997-09-27
AYDIN CORP
filed 1997-11-10
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended __September 27, 1997___
                         OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of common stock, $1.00 par value, outstanding as of November 7, 1997.
                       _____5,173,400______

                             AYDIN CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein by reference are the Condensed Consolidated Financial Statements of Aydin Corporation and the related Notes to Financial Statements as set forth on pages 3 through 6 of the "1997 Third Quarter Report" to Stockholders. These condensed consolidated financial statements for the three month and nine month periods ended September 27, 1997 have been subjected to a limited review by Grant Thornton LLP, the Registrant's independent accountants, whose report, set forth on page 7 of the "1997 Third Quarter Report" to Stockholders, is incorporated herein by reference.

Earnings per share are based on the weighted average number of common shares outstanding plus shares issuable upon the assumed exercise of dilutive common stock options. The number of shares used in the computation of earnings per share for the three months ended September 27,1997 and September 28, 1996 were 5,210,984 and 5,125,900, respectively, and for the nine-month periods then ended were 5,149,461 and 5,121,081, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(1) Material Changes in Financial Condition (9/27/97
    versus 12/31/96)
Accounts receivable decreased by $5.3 million primarily because of lower billings during the quarter on the TMRC Contract with the Government of Turkey which is winding down, and from improved collections generally in other business areas.

Unbilled revenue (after progress billings and advance payments and contract billings in excess of recognized revenue) increased by $4.9 million because of the excess of costs incurred and resulting revenue versus billings rendered on selected telemetry contracts. This build up is expected to be reversed during the fourth quarter.

Prepaid expenses and other (current assets) increased by approximately $2.7 million and accrued and deferred income taxes (current liabilities) increased by approximately $2.4 million primarily because of the reclassification of refundable U.S. federal income taxes from the accrued to the prepaid caption in 1997.

Accounts payable decreased by $6.6 million primarily because of lower payables at the Turkish subsidiary reflecting lower volume on the TMRC contract, and more current payments to vendors in other business areas.

Other assets declined by $2.5 million because of the write-off during the first quarter of an anticipated insurance recovery of moneys previously spent ($1.5 million) and to be spent ($1.1 million) over a 30 year period on an environmental clean-up at a
site leased by Company prior to 1984.   The write-off resulted
from an unfavorable court ruling in April 1997 involving the future collection of the insurance recovery. The Company plans to appeal this ruling.

Property, plant and equipment (net of accumulated depreciation) decreased by $8.4 million primarily because of the sale of three company-owned facilities for $11.5 million pursuant to the previously announced restructuring plan.

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


(2) Material Changes in Operations (3rd Quarter 1997 vs.
    1996)
Cost of sales for the quarter as a percentage of sales improved to 74% from 81% primarily because of 1996 delays on the TMRC contract and a cost overrun in 1996 on another major contract. Cost of sales for the nine months improved to 76% from 80% for the same reasons.

Selling, general and administrative and research and development costs decreased by $2.2 million (25%) in the quarter and by $6.9 million (24%) in the nine months reflecting cost reductions started in the third quarter 1996 pursuant to the Company's restructuring plans.

Environmental remediation expense of $2.6 million in the first quarter 1997 is explained under Item 2(1) above.

Gain on sale of facility relates to three company-owned buildings sold in the second and third quarters pursuant to the Company's previously announced restructuring plan. The operations housed in these facilities have been relocated to other company-owned buildings.

Income taxes for 1997 reflect provisions for foreign income taxes against foreign income. There is no recovery recorded against the U.S. 1997 losses because the Company has exhausted
its U.S. tax loss carrybacks.   The 1996 income tax recoveries
reflect the carryback of the net operating losses of 1996.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
          Reference is made to Item 3, "Legal Proceedings", in Registrant's Annual Report on Form 10-K, Part I, for the year ended December 31, 1996, regarding the arbitration cross-claims of Loral Defense Systems-Eagan and Registrant. After agreement by both parties to proceed before a panel of two arbitrators, the postponed hearing on the cross-claims was held
          October 20, 1997 through October 29, 1997. The parties will now file post-hearing briefs, which are due by December 15,1997. The parties agreed to the request by the panel to waive the 30-day rule for the panel to render a decision due to the complex nature of the claims and the numerous documents admitted into evidence.


ITEM 5. OTHER INFORMATION
          The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new Standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

          The FASB has also recently issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 requires companies to include details of comprehensive income in their financial statements; the Statement is effective for years beginning after December 15, 1997. SFAS No. 131 requires companies to adopt a management approach to identifying segments, rather than the industry approach currently provided by SFAS No. 14. The Statement is effective for years beginning after December 15, 1997. Management is presently evaluating the impact of these Statements on the Company's financial statements; the impact is primarily disclosure oriented.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a)  The following is a list of Exhibits filed as part
          of this report:
          Exhibit 2 -       None
          Exhibit 3(i) -    Restated Certificate of
                            Incorporation (filed as Exhibit
                            3(i) to Registrant's Annual

                            Report on Form 10-K for the
                            year ended December 31, 1994 and
                            incorporated herein by reference).
          Exhibit 3(ii) -   By-Laws (filed as Exhibit 3(ii)
                            to Registrant's Annual Report on
                            Form 10-K for the year ended
                            December 31, 1996 and
                            incorporated herein by
                            reference).
          Exhibit 4.1-      None
          Exhibit 4.2-      None
          Exhibit 10 -      None
          Exhibit 11 -      None
          Exhibit 15 -      Letter re unaudited interim
                            financial information
          Exhibit 18 -      None
          Exhibit 19 -      "1997 THIRD QUARTER REPORT" to
                            Stockholders
          Exhibit 22 -      None
          Exhibit 23 -      None
          Exhibit 24 -      None
          Exhibit 27 -      Financial Data Schedule
                            (electronic filing only)
          Exhibit 99 -      None

     (b)  Reports on Form 8-K

                          SIGNATURES
Pursuant to the requirements of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be
signed on its behalf by the undersigned thereunto duly
authorized.
                                   AYDIN CORPORATION
DATE  November 10, 1997          /s/ James R. Henderson
                                 James R. Henderson,
                                 Vice President and Chief
                                 Financial Officer

DATE  November 10, 1997          /s/ Robert A. Clancy
                                 Robert A. Clancy,
                                 Secretary

                      AYDIN CORPORATION
                  FORM 10-Q QUARTERLY REPORT
                        EXHIBIT INDEX
N0.   DESCRIPTION OF EXHIBIT

15    Letter re unaudited interim financial information

19    1997 Third Quarter Report to Stockholders

27    Financial Data Schedule

                                                Exhibit 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of September 27, 1997 and for the three-month and nine-month periods ended September 27, 1997, in accordance with standards established by the American Institute of Certified Public Accountants, and issued our report thereon dated October 23, 1997. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended September 27, 1997 are being incorporated by reference in the Registration Statement Nos. 333-31263; 333-24591; 33-61537; 33-53549; 33-34863; 33-22016;
33-14284; 2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.


/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
November 7, 1997

                                                Exhibit 19

Dear Stockholder:

     One year ago, the current Aydin management team committed to restructuring Aydin s business to improve long term revenues and profitability. The goal was to operate at breakeven in the second half of 1997. Management believes that third quarter results demonstrate that the Company is on a course to meet this goal.

     Third quarter sales were $25,990,000. This represents an increase of 2.9% over third quarter 1996 sales of $25,249,000. The Company recorded net income of $1,894,000, or $0.37 per share, for the quarter. Included in this amount is profit of $1,800,000 from the sale of real estate in San Jose, California, pursuant to the previously announced restructuring plan. These results compare to a loss of $5,467,000, or $1.07 per share, in the third quarter of 1996. The third quarter 1996 loss included a $3,730,000 restructuring charge.

     Profit margins improved in the third quarter. Cost of sales were 74% compared to 78% in the second quarter of 1997 and 81% in the third quarter of 1996. The improvement in the third quarter of 1997 is the result of the Company's restructuring plan. The consolidation of the Company's manufacturing facilities improved efficiency in operations, marketing savings were realized through the combination of related product lines and there was improvement in contract management techniques.

     The Company's backlog, exclusive of the TMRC program, was constant for the quarter. The backlog exclusive of TMRC as of September 27, 1997 was $65,755,000 compared to $65,954,000 as of
June 28, 1997. New bookings for the quarter included $2.2 million

                         (page 1)
in orders for TDMA Intelsat earth stations, and $1.6 million in orders for workstations to upgrade the US Navy Trident submarine fleet.

     Sales for the nine month period ended September 27, 1997 were $85,226,000. This represents a 3.4% decrease in sales of $88,238,000 in the corresponding period of 1996. For the nine month period ended September 27, 1997, a net loss of $2,115,000, or $0.41 per share, was incurred. This compares to a net loss of $11,528,000, or $2.25 per share, in the nine month period ended September 28, 1996.

     The Company's cash position declined $710,000 in the nine month period ended September 27, 1997. During this period, accounts payable were reduced by $6,600,000 or 44% and short term debt was reduced by $2,600,000.

                           /s/ I. Gary Bard
                           I. Gary Bard
                           Chairman and Chief Executive Officer
October 24, 1997

                         (page 2)

               AYDIN CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands except for per share amounts)

                             Three Months Ended       Nine Months Ended

                             9/27/97    9/28/96      9/27/97     9/28/96

                                (Unaudited)              (Unaudited)
NET SALES                   $25,990     $25,249      $85,226   $  88,238
COST AND EXPENSES
 Cost of sales               19,259      20,425       64,738      70,961
 Selling, general
   and administrative         6,260       6,557       19,433      21,946
 Environmental remediation      -0-         -0-        2,612         -0-
 Research and development       425       2,353        2,492       6,904
 Gain on sale of facility    (1,800)        -0-       (2,874)        -0-
 Interest expense (income)
   net                         (195)        (60)        (375)        364
 Restructuring Costs            -0-       3,730          -0-       3,730
                             _______     _______      _______    ________
   Total                     23,949      33,005       86,026     103,905
                             _______     _______      _______    ________

INCOME (LOSS) BEFORE
 INCOME TAXES AND
 MINORITY INTEREST            2,041      (7,756)        (800)    (15,667)

INCOME TAXES (RECOVERY)         147      (2,289)       1,315      (4,049)
                              _______    _______     ________    ________
INCOME (LOSS) BEFORE
  MINORITY INTEREST           1,894      (5,467)      (2,115)    (11,618)
LESS MINORITY INTEREST          -0-         -0-          -0-         (90)
                             _______     _______     ________   ________

NET INCOME (LOSS)           $ 1,894     $(5,467)     $(2,115)   $(11,528)
                             _______     _______      _______    _______
                             _______     _______      _______    _______
EARNINGS (LOSS)
 PER SHARE                  $   .37     ($ 1.07)     ($  .41)   ($ 2.25)
                             _______     _______      _______    _______
                             _______     _______      _______    _______

                                   (page 3)

            AYDIN CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS

                         ($000 Omitted)
                              ASSETS

                                   Sept. 27, 1997   Dec. 31, 1996
                                   _____________    _____________
                                    (Unaudited)
CURRENT ASSETS:

Cash, including cash equivalents-
 1997, $7,022; 1996, $1,584         $  7,856       $  5,495
Restricted cash                        4,500          7,571
Accounts receivable                   19,841         25,156
Unbilled revenue, after
 progress billings                    43,227         37,993
Inventories:
 Raw materials                         9,506          7,938
 Work-in-process                       5,947          5,957
 Finished product                      2,271          2,520
Prepaid expenses and other             5,007          2,331
                                     ________       ________
     Total current assets             98,155         94,961
PROPERTY, PLANT AND EQUIPMENT,
 net of accumulated depreciation:     14,310         22,739
 1997, $57,395; 1996, $59,261
OTHER ASSETS                              78          2,622
                                     ________       ________
          TOTAL ASSETS              $112,543       $120,322
                                     ________       ________
                                     ________       ________
____________________________________________________________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1996 balance sheet has been derived from the audited financial statements contained in the
1996 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there are no significant changes in contingency disclosures, except for the environmental clean-up matter where an unfavorable court ruling has been rendered, resulting in the write-off during the First Quarter of 1997 of $2.6 million. Pretax results for the nine months include foreign currency translation gains or losses relating to the Turkish subsidiary of a $499,000 loss for 1997 and a $605,000 gain for 1996.

                             (page 4)

              AYDIN CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS ($000 Omitted)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                           Sept. 27, 1997    Dec. 31, 1996
                            _____________    _____________
                             (Unaudited)
CURRENT LIABILITIES:
Short-term bank debt       $     200          $  2,800
Accounts payable               8,224            14,865
Accrued liabilities            6,772             5,827
Advanced payments and
 contract billings in
 excess of recognized
 revenue                       2,608             2,278
Accrued and deferred
     income taxes              2,869               426
                           __________          _______
Total current liabilities     20,673            26,196

DEFERRED INCOME TAXES          2,666             2,665

OTHER LIABILITIES                974             1,134
STOCKHOLDERS' EQUITY:
Common stock, par value $1-
 authorized 7,500,000
 shares: issued 1997,
 5,153,400 shares;
 1996, 5,133,400 shares        5,153             5,133
 Additional paid-in capital    2,639             2,436
 Retained earnings            80,988            83,103
 Foreign currency
     translation effects        (550)             (345)
                            _________           _______
Stockholders' equity          88,230            90,327
                            _________           _______
TOTAL LIABILITIES
     AND EQUITY            $ 112,543          $120,322
                            _________           _______
                            _________           _______

                           (page 5)

           AYDIN CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS
               OF CASH FLOWS ($000 omitted)

                                 Nine Months Ended
                            Sept. 27, 1997    Sept. 28, 1996
                            _____________     _____________
                             (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net Income (Loss)           $ (2,115)         $(11,528)
Items not affecting cash:
 Environmental remediation     2,612              -0-
 Depreciation and
  amortization                 2.037             2,215
 Deferred income taxes         1,364               300
 Minority Interest              -0-                (90)
 Gain on sale of facility     (2,874)             (216)
 Other                          (433)              374
Changes in certain
working capital items:
 Accounts receivable           5,315            20,916
 Unbilled revenue             (5,234)            4,030
 Advance payments and
  contract billings in
  excess of recognized
  revenue                        330              (115)
 Inventories                  (1,309)            5,357
 Prepaid expenses and other   (2,676)             (411)
 Accounts payable and
  accrued liabilities         (5,696)          (11,270)
 Accrued income taxes          1,080           (11,427)
                              ________         __________
           CASH (USED) BY
     OPERATING ACTIVITIES     (7,599)           (1,865)

INVESTING ACTIVITIES
Net property, plant and
equipment additions           (2,196)           (1,769)
Proceeds from sale
of facility                   11,462             1,159
                              ________         __________
     CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES   9,266              (610)

FINANCING ACTIVITIES
Release of collateral on
restricted cash                3,071             5,049
Principal payments on
long-term debt                  -0-             (1,112)
Net repayments of
short-term borrowings         (2,600)           (1,688)
Proceeds from exercise
of stock options                 223               182
                              ________         __________
           CASH PROVIDED BY
       FINANCING ACTIVITIES      694             2,431
                              ________         __________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS          2,361               (44)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR           5,495             4,638
                              ________         __________
CASH AND CASH EQUIVALENTS
AT END OF PERIOD            $  7,856          $  4,594
                              ________         __________
                              ________         __________

                         (page 6)

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF
INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
Aydin Corporation

     We have reviewed the accompanying condensed consolidated balance sheet of Aydin Corporation and subsidiaries as of September 27, 1997, and the related condensed consolidated statements of operations for the three month and nine month periods and cash flows for the nine month period ended September 27, 1997 and September 28, 1996. These financial statements are the responsibility of the management of Aydin Corporation and subsidiaries.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
October 23, 1997
__________________________________________________________
  A copy of Aydin Corporation's Form 10Q may be obtained
    without charge, upon written request sent to Aydin
                         Corporation

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

  The Company has facilities in the United States, the United
Kingdom and Turkey.


                          (page 8)