Form 10-K
period 1997-12-31
AYDIN CORP
filed 1998-03-31
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
 (Mark One)
 _X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended __December 31, 1997__.
                                     OR
 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________ to ______________.

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

Registrant's telephone number, including area code (215)657-7510

 Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
      Title of each class            on which registered
 ______________________________     _________________________

    Common Stock, $1 Par Value       New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
                             _________________
                             (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

 The aggregate market value of 5,117,257 shares of Common Stock held by non-affiliates, computed using the closing price as of March 25, 1998, was $62,686,398.

 Number of shares of Common Stock outstanding as of March 25, 1998 5,216,300.

 DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the following documents are incorporated by reference:

 - 1997 Annual Report to Stockholders of Aydin Corporation
   (hereinafter, "Annual Report") - Parts I and II
 - Proxy Statement of Aydin Corporation, to be filed on or about
   April 2, 1998
   (hereinafter,"Proxy Statement") - Part III

                        INDEX TO FORM 10-K
  ----------------------------------------------------------
This index lists the requirements of Form 10-K and the page number in this Form 10-K (or in the Annual Report or the Proxy Statement) where each item can be found.

         PART I

Item 1  Business............................ 10-K, pp. 2-5
Item 2  Properties.......................... 10-K, p. 5
Item 3  Legal Proceedings................... 10-K, p. 6
Item 4  Submission of Matters to a Vote
         of Security Holders................ 10-K, p. 6
        Executive Officers of the
         Registrant......................... 10-K, pp. 6-7

        PART II

Item 5  Market for the Registrant's Common
         Equity and Related Stockholder
         Matters............................ Annual Report, p. 30
                                             Inside back cover
Item 6  Selected Financial Data............. Annual Report, p. 30
Item 7  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operation........... Annual Report, pp.
                                                          25-28
Item 7A Quantitative and Qualitative
         Disclosures About Market Risk...... Not Applicable
Item 8  Financial Statements and
        Supplementary Data................. Annual Report,
                                              pp. 14-24, 29, 30
Item 9  Changes In and Disagreements With
         Accountants on Accounting and
         Financial Disclosure............... Not Applicable

        PART III

Item 10 Directors and Executive Officers
         of the Registrant................. Proxy Statement,
                                              pp. 3-5, 10
                                            10-K, pp. 6-7
Item 11 Executive Compensation............. Proxy Statement,
                                              pp. 5-7, 8-9
Item 12 Security Ownership of Certain
         Beneficial Owners and Management.. Proxy Statement,
                                              pp. 2-3
Item 13 Certain Relationships and
         Related Transactions.............. 10-K, p. 8

        PART IV

Item 14 Exhibits, Financial Statement
         Schedules and Reports on Form 8-K. 10-K, pp. 9-10
                                              Exhibits

PART I

ITEM 1.  BUSINESS
(a)  General Development of Business

     Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

     The Company consists domestically of three major operating and four smaller support divisions, and two foreign operating subsidiaries. The Company disposed of its 80% interest in its Argentine subsidiary on December 31, 1996 and now owns 19% of that company. The divisions and subsidiaries are profit centers each with engineering, manufacturing, marketing and accounting functions.

(b)  Financial Information About Industry Segments

     The Company operates predominantly in the electronics manufacturing industry. Therefore, no segment information is reported.

(c)  Narrative Description of Business

     The following table sets forth the percentage of the Company's total revenue contributed by each of its primary classes of products (among which overlapping does occur) for each of the last three years:

                               1997     1996    1995
                               ----     ----    ----
     (1) Communications        35.7%    31.1%   39.6%
     (2) Telemetry             41.0     42.8    36.7
     (3) Displays              17.8     20.7    19.8
     (4) All other              5.5      5.4     3.9
                               ----     ----    ----
         Totals                100%     100%    100%

     As stated above, the Company operates predominantly in the electronics manufacturing industry, and all information set forth below is with respect to the Company's business as a whole. The Company designs, manufactures, and sells three main classes of products as set forth above and as described below:

     (1)  Communications
          Aydin provides a wide range of data and voice communication systems and products for the commercial and military markets throughout the world in a variety of public and private networks. In addition, Aydin custom-designs complex mission-critical applications such as right-of-way communications for utility, railway and pipeline companies, and the establishment of vital links to offshore platforms and satellite earth stations. Aydin also provides complete air defense communications systems and commercial air traffic control solutions.

          Aydin also manufactures and installs communications products used in satellite earth stations, providing both primary and back-up links such as Aydin's state-of-the-art Satellite TDMA Terminals used for commercial and government networks--among them AT&T, Sprint and WorldCom, and national telecom operations in the UK, France, Germany, Canada, Singapore and Brazil.

          Aydin Communications has supplied turnkey telecommunications systems to Australia, Thailand, Turkey, Argentina, Zambia, Malaysia, Saudi Arabia, Finland and other countries, serving infrastructure needs with integrated systems that may include line-of-sight radios, satellite earth stations, multiplexers, switches, fiber-optic cables, and other technology.

     (2)  Telemetry
          Aydin Telemetry products are used by space agencies such as NASA and in defense and aerospace programs such as aircraft and weapons development. These products and systems serve aerospace, satellite and commercial aircraft markets in the United States and abroad. Aydin

                                (page 2)
          designs, manufactures and markets an extensive product line and provides turnkey systems integration for airborne and ground-based applications. These airborne and ground systems gather critical information from spacecraft, satellites, aircraft, guided weapons and ground vehicles. This equipment calibrates, processes and records or transmits information by radio or microwave links to a fixed or mobile ground station that receives, processes and analyzes the data.

     (3)  Displays
          Aydin designs, manufactures and markets in the United States and abroad a complete line of of high-resolution CRT monitors, flat panel displays and monitors used by public and private sector industries that require high performance and durability. These include process control factories, shipboard information centers, stock exchange trading floors and financial service companies, medical diagnostic or treatment centers, utility companies and other unique installations. Aydin also offers ruggedized and "TEMPEST"-qualified versions of its monitor products for military applications.

     The Company's products and systems are sold directly by Company sales personnel and manufacturers' representatives. Sales personnel for the Company are located in many cities across the United States as well as at key major military bases, with corporate marketing located in Horsham, PA. With respect to exports, sales efforts are conducted by its international subsidiaries, its international sales network and manufacturers' representatives in many countries.

     The Company maintains standard product lines and systems sold by catalog, although it generally does not maintain an inventory of finished goods. A portion of current sales is attributable to such standard products, modifications thereof and turnkey communications systems using these products. Another portion of sales is attributable to special, made-to-order equipment based upon a customer's specific requirements.

     The Company's customers include U.S. and foreign communications and electronic and aerospace firms, electric utilities, regulated and unregulated telephone organizations, major transportation organizations, other industrial and financial concerns and process control companies, research laboratories, universities, large defense contractors, foreign governments, the U.S. Government through various agencies of the Department of Defense and the National Aeronautics and Space Administration.

     A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is as follows:

                                             1997           1996          1995
                                        ------------   ------------   ------------
U.S. Government Agencies (direct and    $ 37,596,000   $ 38,728,000   $ 44,309,000
 indirect), principally Department of
 Defense (1)

Export and foreign sales including        49,394,000     47,495,000     58,059,000
 equipment sold to other U.S.
 companies for export (1)(2)(3)

U.S. commercial and industrial            28,381,000     30,355,000     38,239,000
 business
                                        ------------   ------------   ------------
TOTAL NET SALES                         $115,371,000   $116,578,000   $140,607,000
                                        ------------   ------------   ------------
                                        ------------   ------------   ------------

(1) The U.S. Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $21,496,000 in 1997, $15,116,000 in 1996, and $16,549,000 in 1995.
(2) Includes foreign sales of $21,200,000 for 1997, $27,000,000 for 1996, and $28,943,000 for 1995.
(3) A breakdown of total export and foreign sales by geographic area follows in section (d) below.

                                (page 3)

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

     The backlog of unfilled orders at December 31, 1997 was $71 million as compared to $84 million at December 31, 1996. Approximately 20% of the 1997 backlog is not reasonably expected to be filled within the current year.

     The backlog includes approximately $10 million for a command, control and communications project for the Government of Turkey for which the work is expected to be completed over the next two years. This contract became effective in October 1990.

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

     Estimated amounts spent during 1997, 1996, and 1995 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                    1997          1996        1995
                                  ----------   ----------   ----------
Company-sponsored research and
development on direct cost basis  $3,079,000   $8,315,000   $6,603,000

Customer-sponsored research
and development activities        $2,747,000   $2,081,000   $2,873,000

     The Company, along with others, was responsible for the costs of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site was completed during 1996 and site monitoring over a 30-year period commenced in 1997. The estimated site monitoring costs to be expended over the 30-year period is $3.1 million, of which $126,000 was expended during 1997. The amount to be paid has been included in the accompanying consolidated balance sheet as an other liability discounted at 7% to the expected payment dates. Expected payments are approximately $100,000 annually. The December 31, 1996 balance sheet included an other (non current) asset of $2.6 million representing an expected insurance recovery based on a declaratory judgment in favor of the Company by the State of
                                (page 4)

     California. The declaratory judgment was reversed in April 1997, resulting in a $2.6 million write off. The California Supreme Court has agreed to review this reversal and briefs have been filed. In addition to the above matter, the Company, along with others, have been notified by the EPA that it may be a potentially responsible party for the costs of cleanup of a waste disposal site. The Comany estimates that its ultimate liability in this matter could be approximately $100,000 and has recorded this liability as of December 31, 1997.

     The Company employs approximately 1,200 persons, with operations concentrated principally in the Philadelphia area. Employer-employee relations are considered to be satisfactory.

(d)  Financial Information About Foreign and Domestic
     Operations and Export Sales
     The Company had no significant foreign operations prior to 1991 although a $210 million contract from the Government of Turkey became effective in October 1990 with approximately 35% of this contract being performed by the Company's Turkish subsidiary. The remaining backlog on this contract at December 31, 1997 was approximately $10 million. Foreign assets included in the consolidated balance sheet amounted to $21.0 million, $21.7 million, and $25.6 million, at December 31, 1997, 1996, and 1995, respectively. Of these amounts, $5.1 million, $2.5 million, and $.4 million at December 31, 1997, 1996, and 1995, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting mainly of U.S. dollar denominated interest-bearing time deposits and Eurobonds. Foreign sales and pretax income for 1997 amounted to $21.2 million and $1.8 million respectively. Foreign sales and pretax income for 1996 amounted to $27.0 million and $.9 million, respectively. Foreign sales and pretax income for 1995 amounted to $28.9 million and $5.4 million, respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1997, 1996, and 1995 by geographic area are set forth below:

                     1997         1996         1995
                 -----------  -----------  -----------
Asia             $ 2,663,000  $ 4,259,000  $ 6,224,000
Africa             1,946,000    3,203,000    4,003,000
Europe            40,792,000   28,452,000   35,360,000
North America      1,683,000    1,273,000    1,605,000
South America      1,871,000    9,735,000   10,604,000
Other                439,000      573,000      263,000
                 -----------  -----------  -----------
Total export and
 foreign sales   $49,394,000  $47,495,000  $58,059,000
                 -----------  -----------  -----------
                 -----------  -----------  -----------

    On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 43% of total sales in 1997, 41% of total sales in 1996, and 41% in 1995. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products. The Company and its foreign subsidiaries may be adversely affected by certain risks generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.


ITEM 2.  PROPERTIES
The Company's total plant capacity at December 31, 1997 is approximately 400,000 square feet of administrative and production facilities, 237,000 of which it owns and the balance of which it leases. All major leased properties are held under leases expiring between 1998 and 2002, most with renewal options. As part of the restructuring and consolidation, three Company-owned buildings (258,000 square feet) were sold during 1997. The Company maintains its corporate headquarters in Horsham, Pennsylvania, and has sales offices within and outside the U.S.

                                (page 5)

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


ITEM 3.  LEGAL PROCEEDINGS
During 1995 a subcontractor to the Company in the TMRC program with the Government of Turkey filed a demand for arbitration alleging a breach of contract and equitable adjustment of $12.4 million. This claim was subsequently amended and at December 31, 1997 amounts to $27.8 million. The Company has filed a claim against the subcontractor for an amount in excess of the subcontractor s claim. The arbitration hearing was concluded and post-hearing briefs were filed in December 1997. A decision is expected April 10, 1998. Based on discussions with its outside counsel, management believes that it has meritorious defenses and counterclaims and expects the Company to be successful in its defenses. However, if the outcome is unfavorable, it could have a material adverse impact on the Company s financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the Fourth Quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, year first elected as officer or appointed as general manager, positions and recent prior experience of all current executive officers of the Company as of March 25, 1998, are as follows:

    I. GARY BARD, CHAIRMAN AND C.E.O.
    60. 1996. Chairman of the Board of Directors and Chief Executive Officer since May 6, 1996. President of the Company from October 8, 1996 through October 23, 1997. Prior to that, Vice President and General Manager, Federal Systems Solutions Integration Division of Unisys Corporation, providing integration solutions to the federal, state and local government marketplace, since October 1995. Consultant on software development from February 1993 to October 1995. Chief Operating Officer of Open Software Foundation, from November 1992 to February 1993, and President of Integrated Systems Division of Computer Sciences Corporation, from July 1984 to November 1992.

    JOHN F. VANDERSLICE, PRESIDENT AND C.O.O.
    57. 1983. President and Chief Operating Officer of the Company since October 23, 1997. President of the Telemetry Division (formerly the Vector Division) (manufactures airborne data communications products) since November 1982. Previously, he was Manager of Engineering (1969-1972), Operations Manager (1972-1973), and Vice President of Operations (1973-1982) of the Vector Division.

    JAMES R. HENDERSON, VICE PRESIDENT
    40. 1996. Vice President, Treasurer and Chief Financial Officer of the Company since July 1996. Prior to joining the Company, he held various accounting and financial positions with Unisys Corporation (services and computer manufacturing): Director of Financial Planning and Accounting (1989-1991), Controller of Defense Operations (1991-1993), Executive Assistance to the President of the Defense Group (1993-1994), Director of Operations for Unisys Services Division (1994-1995), and Controller of Unisys Outsourcing Division (1995-1996).

    H. BARRY MASER, VICE PRESIDENT
    61.  1996.  Vice President of Business Development of the
    Company since November 1996. Prior to joining the Company, he was President of Lynbar Group, Inc., a manufacturing representative, business planning and market planning company (1981-1996).

    DEMIRHAN HAKIMOGLU, VICE PRESIDENT
    59. 1992. Vice President of the Company. Mr. Hakimoglu was first elected Vice President in February 1991, and resigned that position in July 1991. He was re-elected Vice President in February 1992. He also served as Chairman of the Board and CEO of the Company's Turkish subsidiary, Aydin Yazilim ve Elektronik Sanayi A.S. (software design, manufactures digital microwave radios, telcom equipment and systems), from

                                (page 6)

    July 1990 through January 1998. Prior to that, he served in various engineering and management positions with various divisions of the Company since 1968 (except for a two year period, 1978-1980).

    HERBERT WELBER, CONTROLLER AND ASSISTANT TREASURER
    62. 1986. Controller and Assistant Treasurer of the Company since August 1986. Previously, he was Controller and Vice President of Displays Division (formerly the Controls Division) (manufactures display terminals) since August 1981.

Each of the above officers was elected at the Annual Meeting of the Board of Directors on April 25, 1997. Officers are elected each year after the Annual Meeting of Stockholders. Each serves subject to the discretion of the Board of Directors until his successor shall be elected or until his death, disqualification, resignation or removal in the manner provided in the Company's By-Laws. There are no family relationships among any executive officers of Aydin.

                                (page 7)

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
Incorporated by reference is the information under the heading, "Common Stock Prices" and "Stockholder and Dividend Information" on page 30 of the Annual Report. The Company has no present plans to pay any cash dividends. Future cash dividends, if any, will depend on business conditions. There are no restrictions that prevent the Company from paying future cash dividends, except that the Company's Board of Directors had determined in December 1992 that no cash dividend will be declared or paid for the foreseeable future, and except for maintaining compliance with certain covenants of a Credit Agreement for the funding of a standby Letter of Credit that prohibit the payment of a dividend or other distributions on account of the Company's capital stock if any Event of Default has occurred under the Credit Agreement.

ITEM 6. SELECTED FINANCIAL DATA
Incorporated by reference is the information under the heading, "Selected Financial Data" on page 30 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference is the information under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25-28 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK
Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Incorporated by reference are the Consolidated Financial Statements of Aydin Corporation and the related Notes to Consolidated Financial Statements, and Report of Independent Auditors on pages 14 to 24 and 29, and the data under the heading, "Quarterly Financial Data" on page 30, of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Incorporated by reference is the information under the heading, "Election of Directors" on pages 3-5 of the Proxy Statement, the information under the heading, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Proxy Statement, and the information under the heading, "Executive Officers of the Registrant" on pages 6 and 7, Part I of this 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference is the information under the heading, "Compensation of Executive Officers", "Option Grants in Last Fiscal, "Aggregated Option Exercises and Fiscal Year-End Option Values", "Employment Contracts and Termination of Employment Arrangements", and "Compensation Committee Interlocks and Insider Participation" on pages 5 to 7 and 8 and 9 of the Proxy Statement.

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

      Consolidated Balance Sheets, as of December 31, 1997 and 1996.
      Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.
      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
      Notes to Consolidated Financial Statements.
      Report of Independent Auditors.

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

         3(ii)   By-laws (filed as Exhibit 3(ii) to
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10.1 Employment Agreement, I. Gary Bard (filed as Exhibit No. 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

         10.2 Employment Agreement, H. Barry Maser (filed as Exhibit No. 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

         10.3 Employment Agreement, James R. Henderson (filed as Exhibit No. 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

         10.4 The 1994 Incentive Stock Option Plan, as amended (filed as Exhibit No. 10.5 to
                      Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10.5         The 1996 Equity Incentive Plan, as amended.

         10.6 Restricted Stock Agreement, H. Barry Maser, dated December 16, 1996 (filed as
                 Exhibit No. 10.8 to Registrant's Annual
                 Report on Form 10-K for the year ended
                 December 31, 1996 and incorporated herein by reference).

         10.7 Amended and Restated Warrant of Registrant issued to I. Gary Bard to purchase up to 133,334 shares of Common Stock.

                                (page 9)

         10.8 Amended and Restated Warrant of Registrant issued to John F. Vanderslice to purchase up to 66,666 shares of Common Stock.

         13      Annual Report to Security Holders (only those
                    parts incorporated by reference)

         21      Subsidiaries of Registrant

         23      Consent of Independent Auditors

         27.1 Financial Data Schedule (electronic filing only)

         27.2    Restated  Financial Data Schedule for
                 December 31, 1995 (electronic filing only)

         99      Independent Auditors' Report

         All other exhibits not listed above are omitted because they are inapplicable.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the Fourth
     Quarter of 1997.

                                          AYDIN CORPORATION
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS 1996, 1995, AND 1994

       COLUMN A                          COLUMN B         COLUMN C           COLUMN D      COLUMN E
 DESCRIPTION                            Balance at        ADDITIONS          Deductions -   Balance at
                                        Beginning   Charged to  Charged to    Describe      End of Period
                                        of Period   Costs and   Other Accounts
                                                     Expenses    - Describe
Year 1997
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  982,000  $  280,000                 $  599,000(1) $  663,000
   Raw materials inventory reserve       1,830,000     923,000                  1,518,000(2)  1,235,000
                                        __________   __________                 __________    __________
                    Totals              $2,812,000  $1,203,000                 $2,117,000    $1,898,000

Year 1996
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  289,000  $1,061,000                 $  368,000(1) $  982,000
   Raw materials inventory reserve       1,256,000   3,842,000                  3,268,000(2)  1,830,000
                                        __________   __________                 __________    __________
                    Totals              $1,545,000  $4,903,000                 $3,636,000    $2,812,000

Year 1995
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  323,000  $   19,000                 $   53,000(1) $  289,000
   Raw materials inventory reserve       2,450,000   1,120,000                  2,314,000(2)  1,256,000
                                        __________  __________                  ____________  __________
                    Totals              $2,773,000  $1,139,000                 $2,367,000    $1,545,000


 (1) Uncollectible accounts written off, net of recoveries. The increase in 1997 write-offs reflects primarily foreign receivables provided for in 1996.
 (2) Obsolete inventory written off.

                               (page 10)

                               SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Aydin Corporation



Dated: __March 30, 1998__   By: ____/s/ Robert A. Clancy_____
                                      Robert A. Clancy
                                         Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: ___/s/ I. Gary Bard _______    Dated: __March 30, 1998__
     I. Gary Bard
     Chief Executive Officer and
     Chairman of the Board of Directors

 By: __/s/ John F. Vanderslice__    Dated: __March 30, 1998__
     John F. Vanderslice
     President, Chief Operating
     Officer and Director

 By: __/s/ James R. Henderson___    Dated: __March 30, 1998__
     James R. Henderson
     Vice President, Treasurer and
     Chief Financial Officer

 By: __/s/ Herbert Welber_______    Dated: __March 30, 1998__
     Herbert Welber
     Controller and Assistant Treasurer
     Principal Accounting Officer

 By: __/s/ Ira Brind____________    Dated: __March 30, 1998__
     Ira Brind
     Director


 By: __/s/ Nev A. Gokcen________    Dated: __March 30, 1998__
     Nev A. Gokcen
     Director


 By: __/s/ Gary Mozenter________    Dated: __March 30, 1998__
     Gary Mozenter
     Director

 By: __/s/ Harry D. Train_______    Dated: __March 30, 1998__
     Harry D. Train, II
     Director

                                    EXHIBIT INDEX
Exhibit No.        Description of Exhibit

    3(i)   Restated Certificate of Incorporation
           (filed as Exhibit No. 3(i) to Registrant's
           Annual Report on Form 10-K for the year
           ended December 31, 1994 and incorporated herein by reference).

    3(ii)  By-laws (filed as Exhibit 3(ii) to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

   10.1    Employment Agreement, I. Gary Bard (filed as
           Exhibit No. 10.1 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended
           September 28, 1996 and incorporated herein by reference).

   10.2 Employment Agreement, H. Barry Maser (filed as Exhibit No. 10.3 to Registrant's Quarterly
           Report on Form 10-Q for the quarter ended
           September 28, 1996 and incorporated herein by reference).

   10.3    Employment Agreement, James R. Henderson
           (filed as Exhibit No. 10.4 to Registrant's
           Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

   10.4    The 1994 Incentive Stock Option Plan, as amended
           (filed as Exhibit No. 10.5 to Registrant's Annual
           Report on Form 10-K for the year ended
           December 31, 1996 and incorporated herein by reference).

   10.5    The 1996 Equity Incentive Plan, as amended.

   10.6 Restricted Stock Agreement, H. Barry Maser, dated December 16, 1996 (filed as Exhibit No. 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

   10.7 Amended and Restated Warrant of Registrant issued to I. Gary Bard to purchase up to 133,334 shares of Common Stock.

   10.8    Amended and Restated Warrant of Registrant issued to
           John F. Vanderslice to purchase up to 66,666 shares of Common Stock.

   13 Annual Report to Security Holders (only those parts incorporated by reference)

   21      Subsidiaries of Registrant

   23      Consent of Independent Auditors

   27.1    Financial Data Schedule (electronic filing only)

   27.2    Restated Financial Data Schedule for December 31, 1995
           (electronic filing only)

   99    Independent Auditors' Report

                                               Exhibit 10.5

                     THE 1996 EQUITY INCENTIVE PLAN
                                   OF
                           AYDIN CORPORATION

                             600,000 Shares
                    (Last Amended February 5, 1998)

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

    4. Stock Subject to the Plan. Subject to Section 17 hereof, the shares that may be issued under the Plan shall not exceed in the aggregate 600,000 shares of Common Stock. Such shares may be authorized and unissued shares or shares issued and subsequently reacquired by the Company. Except as otherwise provided herein, any shares subject to an Option that for any reason expires or are terminated unexercised as to such shares shall again be available under the Plan.

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

                 AMENDED AND RESTATED WARRANT

                    For the Purchase of up to
        133,334 Shares of Common Stock, 1.00 Par Value,
                              of
                       Aydin Corporation

1.   Issuance and Exercise of Warrant.

     1.1. Issuance of Warrant. For value received, I. Gary Bard, an individual, or registered assigns, (the "Warrant Holder"), is entitled to purchase from Aydin Corporation, (the "Company"), a Delaware corporation, up to 133,334 shares (the "Shares") of Common Stock, par value $1.00 per share, of the Company, upon surrender of this Warrant to the Company and upon payment of the Exercise Price (as hereinafter defined), subject to the terms and conditions set forth herein.

     1.2. Exercise of Warrant; Expiration.

          (a) Exercisability. This Warrant is exercisable in whole or in part commencing on and after its date of issuance and shall expire at 5:00 p.m., Philadelphia Time on May 14, 2000 (the "Expiration Date"); provided, however, that the initial exercise of this Warrant shall be for the purchase of at least 66,667 Shares, as such amount may be adjusted from time to time pursuant to the provisions of Section 2 hereof.

          (b) Exercise Price. The price for which the Shares may be purchased upon the exercise of this warrant shall be as follows: (i) 66,667 of the Shares shall be exercisable for $12.10 per Share and (ii) 66,667 of the Shares shall be exercisable for $13.20 per Share (each such price being hereinafter referred to as the "Exercise Price").

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

          6.2. Payment of Taxes and Expenses. All Shares issuable upon the exercise of this Warrant shall be validly issued, fully paid and non-assessable, and the Company shall pay all expenses in connection with, and all taxes and other governmental charges that may be imposed in respect of, the issue or delivery thereof, other than any federal, state or local income tax or other tax based upon gross or net income, owned by the Warrant Holder on account of such issuance or delivery. The Company shall not be required, however, to pay any tax or other charge imposed in connection with any transfer involved in the issue of any certificate for shares in any name other than that of the registered Warrant Holder, and in such case the Company shall not be required to issue or deliver any stock certificate until such tax or other charge has been paid or it has been established to the Company's reasonable satisfaction that no such tax or other charge is due.

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

     13. Replacement of Warrant. This Warrant is one of two Warrants issued as of this date for the purchase of an aggregate of 200,000 shares of Common Stock of the Company in connection with the transfer and cancellation of the Amended and Restated Warrant dated as of May 14, 1997 issued by the Company to EA Industries, Inc. pursuant to the Warrant Transfer Agreement dated as of this date between EA Industries, Inc. and
I. Gary Bard and John F. Vanderslice.

     ISSUED AS OF THIS 11th day of February, 1998.


                            AYDIN CORPORATION
Attest:

__/s/ Robert A. Clancy___   By:__/s/ James R. Henderson__
       Secretary            James R. Henderson, V.P. & CFO

                          ANNEX A
                    NOTICE OF EXERCISE

                    (To be Executed by
               the Registered Warrant Holder
             in Order to Exercise the Warrant)

     The undersigned hereby irrevocably elects to exercise the right to purchase from Aydin Corporation _________(_______)
Shares covered by the Warrant dated ________, 1998 and issued to I. Gary Bard, according to the conditions thereof.

     Check one:

     ___ Such exercise is being made pursuant to clause (i) of Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

     ___  Such exercise is made pursuant to clause (ii) of
          Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

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

                                                Exhibit 10.8

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

                 AMENDED AND RESTATED WARRANT

                    For the Purchase of up to
         66,666 Shares of Common Stock, 1.00 Par Value,
                              of
                       Aydin Corporation

1.   Issuance and Exercise of Warrant.

     1.1. Issuance of Warrant. For value received, John F. Vanderslice, an individual, or registered assigns, (the "Warrant Holder"), is entitled to purchase from Aydin Corporation, (the "Company"), a Delaware corporation, up to 66,666 shares (the "Shares") of Common Stock, par value $1.00 per share, of the Company, upon surrender of this Warrant to the Company and upon payment of the Exercise Price (as hereinafter defined), subject to the terms and conditions set forth herein.

     1.2. Exercise of Warrant; Expiration.

          (a) Exercisability. This Warrant is exercisable in whole or in part commencing on and after its date of issuance and shall expire at 5:00 p.m., Philadelphia Time on May 14, 2000 (the "Expiration Date"); provided, however, that the initial exercise of this Warrant shall be for the purchase of at least 33,333 Shares, as such amount may be adjusted from time to time pursuant to the provisions of Section 2 hereof.

          (b) Exercise Price. The price for which the Shares may be purchased upon the exercise of this warrant shall be as follows: (i) 33,333 of the Shares shall be exercisable for $12.10 per Share and (ii) 33,333 of the Shares shall be exercisable for $13.20 per Share (each such price being hereinafter referred to as the "Exercise Price").

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

     13. Replacement of Warrant. This Warrant is one of two Warrants issued as of this date for the purchase of an aggregate of 200,000 shares of Common Stock of the Company in connection with the transfer and cancellation of the Amended and Restated Warrant dated as of May 14, 1997 issued by the Company to EA Industries, Inc. pursuant to the Warrant Transfer Agreement dated as of this date between EA Industries, Inc. and
I. Gary Bard and John F. Vanderslice.

     ISSUED AS OF THIS 11th day of February, 1998.


                            AYDIN CORPORATION
Attest:

__/s/ Robert A. Clancy___   By:__/s/ James R. Henderson__
       Secretary            James R. Henderson, V.P. & CFO

                          ANNEX A
                    NOTICE OF EXERCISE

                    (To be Executed by
               the Registered Warrant Holder
             in Order to Exercise the Warrant)

     The undersigned hereby irrevocably elects to exercise the right to purchase from Aydin Corporation _________(_______) Shares covered by the Warrant dated ________, 1998 and issued to John F. Vanderslice, according to the conditions thereof.

     Check one:

     ___ Such exercise is being made pursuant to clause (i) of Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

     ___  Such exercise is made pursuant to clause (ii) of
          Section 1.2(b), and the undersigned herewith makes payment of the Exercise Price of such Shares in full. Such payment is hereby tendered in the form of $___________ by wire transfer or by certified or bank check.

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

               Printed Name
               of Registered
Dated: _______ Warrant Holder:________________________

               Signature:     ________________________

               Address:       ________________________

                                                Exhibit 13

                         (FRONT COVER)

Global Communications Solutions

Making the Connection, Worldwide

AYDIN
1997 Annual Report

MISSION STATEMENT

AYDIN's business mission is to add value to our customers, our shareholders and our employees, as a world class provider of products and systems for the acquisition and distribution of information over electronics communications media.

The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced communications products and systems.

AYDIN's direct customers are industrial, commercial, space, government and defense organizations around the world.

AYDIN's products and systems include communications infrastructure equipment and systems, airborne and ground telemetry products, C3 systems (command, control and communications), radar automation and integration systems, military communications systems, radios, microwave components and displays.

AYDIN's communications solutions range from supplying basic components to providing turnkey systems.

The Company has facilities in the US, the UK and Turkey, and supports communications systems installations worldwide.

                          (page one)

TO OUR SHAREHOLDERS

Letter from: Chairman and CEO, I. Gary Bard

Financial Results
Our results in 1997 were consistent with management's continuing objective to make AYDIN a growing, profitable global communications company. Share price at year end showed a 26% increase in comparison to the previous year, beginning the process of adding intrinsic value for our customers, our shareholders and our employees.

Consistent with our plan, AYDIN achieved profitability in the second half of the year. Although net income for the year still reflected a loss, significant improvements were made in lowering our cost structure in 1997. AYDIN's sales in 1997 were $115,371,000 versus $116,578,000 in 1996, a decrease of
1%. Our net loss was $1,692,000 versus a net loss of $14,780,000 in 1996. We incurred a disappointing $2.6 million non-cash litigation expense resulting from the unexpected overturn, by the California Superior Court, of a ruling previously favoring AYDIN. Loss per share in 1997 was $0.34 versus a $2.88 loss per share in 1996.

In the second half of 1997, AYDIN showed a net income of $517,000 excluding a $1,800,000 one-time sale of real estate, achieving our planned turnaround objective on target in just over twelve months. In 1997, internal growth and diversification contributed to our success. Moving forward, we will continue to enhance our core businesses in communications and telemetry through internal growth and potential strategic acquisition.


AYDIN-solutions to satisfy enormous global demand for efficient communications

As Chief Executive Officer of AYDIN, I lead a management team committed to constantly adding shareholder value.

Building from our core telemetry business where AYDIN is the preeminent supplier worldwide, we will capitalize on the growth in commercial communications markets, characterized by a broad customer base with significant potential.

We believe AYDIN's growth will accelerate over the coming years as a direct result of successful efforts by our management team to fully satisfy these customer needs.

                          (page two)

AYDIN: reforming, refocusing and returning shareholder value

When I was appointed Chief Executive Officer in May of 1996, I initiated the migration of AYDIN from an engineering-focused organization to an organization focused on customer satisfaction and fulfilling market demand.

Throughout 1997, we continued to energize AYDIN's migration by consolidating key business operations, which enables us to focus our energy on strategic business objectives for Communications, Telemetry and Displays-our three core markets.


The AYDIN principle-to add value for our customers, our shareholders, and our employees

Perhaps most important, we are continuing to add long-term value by developing a highly skilled, proactive team: Our singular mission is to improve our customers' productivity with communications products and services that add value by satisfying their users' needs in a highly reliable, cost-effective manner.

                         (page three)

Communications is the capturing, transmittal, processing and display of information, via electronic media, from one or many sources to one or many destinations.


In the highly competitive communications industry, AYDIN offers added value:

- Through our resident skills in applied technology, providing a wide range of technologically sophisticated communications solutions that fully satisfy user needs, including interoperability requirements and capacity for cost-effective future enhancement

- Through our local understanding of domestic and overseas markets, where demand is increasing exponentially

- Through strategic partnering and cooperative support with other communications providers who already engage AYDIN based on our technological expertise and on the flexibility and shorter decision-making cycles that a mid-sized organization like ours can provide

- Through continuous management of customer-focused service, supported structurally by divisional responsibility for manufacturing, marketing and sales operations

- Through our ability to access new markets where our current customers and partners have significant reach


AYDIN defines communications

Communications is a vital, evolving marketplace where demand is increasing exponentially. In a recently televised feature of Edwin Newman's Executive Forum, I offered this updated definition:

Communications is the capturing, transmittal, processing and display of information, via electronic media, from one or many sources to one or many destinations. Display reception may be audio, visual or a combination of formats.

In the past, communications chiefly implied telephony and wire transmission. Technological advances-and market demand-have changed this. Now, communications encompasses data, voice, graphics, animation and video, transmitted by telephone, cable, satellite, radio and other means.


AYDIN brings depth and breadth of experience to the world's communications marketplaces, with our offerings of turnkey systems and components for traditional and non-traditional technologies.

                          (page four)

AYDIN brings depth and breadth of experience to the world's communications marketplaces, with our offerings of turnkey systems and components for traditional and non-traditional technologies.


AYDIN-known for efficient communications solutions

AYDIN's technological expertise serving strategic military needs and commercial organizations makes us very attractive to investors who recognize the enormous global demand for efficiency in communications.

As a result of our experience in the US and overseas markets, AYDIN provides a broad range of communications solutions that are locally appropriate in terms of resources, market demand and potential, planned usage, cost and efficiency for current and future interoperability.

Moving forward, AYDIN's demonstrated capacity to serve world markets efficiently, through a variety of technological alternatives, will differentiate us as a leading provider of communications solutions.

AYDIN's mission is to add value for our customers, our shareholders and our employees. We will accomplish this by continuing to supply and support communications solutions that measurably improve productivity, worldwide.

/s/ I. Gary Bard

I. Gary Bard
Chairman of the Board and Chief Executive Officer


During 1997 AYDIN narrowed its focus to three core markets:
Communications, Telemetry and Displays

Communications
AYDIN's Satellite TDMA Terminal provides high reliability, cost-competitive communications for INTELSAT users (telephone companies) around the world. Our transcoders, microwave radios and network access devices are used to support telephony, data communications and cable TV applications.

Telemetry
AYDIN is a world leader in distributed data acquisition systems used for flight testing in commercial and military aircraft.

Displays
AYDIN, an industry leader in displays, offers state-of-the-art
CRT and flat panel displays packaged for military, industrial process control, factory floor, automation, financial and medical markets.

                          (page five)

COMMUNICATIONS

Wireless systems are capable of serving millions of people globally, at a fraction of the cost of traditional wired installations.


AYDIN Communications

AYDIN Communications provides a wide range of data and voice communication systems and products for the commercial and military markets. Our standard offerings are currently deployed throughout the world in a variety of public and private networks. In addition, AYDIN custom designs complex mission critical applications such as right-of-way communications for utility, railway and pipeline companies, and the establishment of vital links to offshore platforms and satellite earth stations. AYDIN also provides complete air defense communications systems and commercial air traffic control solutions.

AYDIN is well recognized by commercial, governmental and military organizations as a leading provider of technologically sophisticated solutions for efficient communications in a broad range of operating environments, worldwide.


                          (page six)

AYDIN manufactures and installs communications products used in satellite earth stations, providing both primary and back up links such as AYDIN's state-of-the-art Satellite TDMA Terminals used for commercial and government networks-among them, AT&T, Sprint and WorldCom, and national telecom operations in the UK,

France, Germany, Canada, Singapore and Brazil.

AYDIN Communications has supplied turnkey telecommunications systems to Australia, Thailand, Turkey, Argentina, Zambia, Malaysia, Saudi Arabia, Finland and other countries, serving infrastructure needs with integrated systems that may include line-of-sight-radios, satellite earth stations, multiplexers, switches, fiber-optic cables and other technology.

In the Middle East, our AYDIN Yazilim subsidiary produces, installs and supports a variety of communications equipment and systems, including the Government of Turkey's critical Mobile Air Defense System. Licensed to produce all products of AYDIN Corporation, AYDIN Yazilim has a core staff of approximately 300 engineers and production workers.


AYDIN Communications highlights, 1997

AYDIN installs advanced TDMA satellite terminals--8 countries in 8 months: AYDIN is the leading supplier of next-generation TDMA terminals, worldwide. These TDMA terminals provide 3:1 cost savings and double the efficiency of earlier systems, permitting twice as many users per satellite. Between May and December 1997,
AYDIN installed advanced TDMA terminals in 8 nations: the US, Canada, Sweden, Switzerland, Germany, Argentina, Israel and Singapore. At the date of this Report, over 20 nations have ordered their next-generation TDMA terminals from AYDIN.

AYDIN awarded NATO contracts for Radar Integration Systems
(RIS) program: In follow-on contracts, AYDIN will provide a third RIS program control center for Denmark and components for fielded sites in Denmark, Greece, Turkey, Belgium and Italy. The RIS program integrates various NATO radars, providing greater operational flexibility to NATO Control & Reporting Centers.

                           (graphic)
AYDIN's next-generation TDMA  provides 3:1 cost savings over earlier technology


Focus on the future:  AYDIN Communications

Communications and telemetry combined represent approximately 77% of AYDIN's current business and its greatest opportunity for growth. In 1998, we will focus on additional applications for high-volume communications providers, a segment that presents immediate potential due to substantial lack of current worldwide communications capacity. The long-term potential is equally attractive to AYDIN shareholders. It has been shown that business and personal productivity increases as communications systems are installed, thus demand will continue to grow.

AYDIN's newest product, the DigiCall Wireless Local Loop system, successfully passed its first factory test milestone in 1997. This exciting new product family uses the GSM standard adopted by 135 nations, enhancing its acceptance worldwide.
Our DigiCall wireless system can bring telephone service to millions of people globally, at a fraction of the cost of wired installations.

                         (page seven)

TELEMETRY

AYDIN Telemetry

AYDIN Telemetry products and systems are used by space agencies such as NASA and in defense and aerospace programs such as aircraft and weapons development. AYDIN is a world leader in the design, manufacture and systems integration for flight testing and flight certification instrumentation for commercial and military applications.

AYDIN Telemetry serves aerospace, satellite and commercial aircraft markets. We design, manufacture and market an extensive product line and provide turnkey systems integration for airborne and ground-based applications.

                         (page eight)

AYDIN airborne and ground systems gather critical information from spacecraft, satellites, aircraft, guided weapons and ground vehicles. Our equipment calibrates, processes and records or transmits information, by radio or microwave links, to a fixed or mobile ground station that receives, processes and analyzes the data.

AYDIN airborne systems are compact, rugged and uniquely designed for use in harsh environments or where space is limited. Our ground systems employ data-driven architecture, the latest computer and microcircuit technology, and advanced software management techniques to provide superior data management and analytical capacity.

AYDIN Telemetry highlights, 1997

AYDIN to supply instrumentation kits for UK SKYFASH and SIDEWINDER missiles: The United Kingdom Ministry of Defense has awarded AYDIN Telemetry two multimillion-dollar contracts to deliver Service Practice Instrumentation (SPI) kits used in SKYFASH and SIDEWINDER air-to-air missiles. AYDIN digital and RF product-based instrumentation are used extensively worldwide for pilot training, missile development and performance testing.

AYDIN supplies Lockheed Martin aircraft flight test instrumentation: Lockheed Martin will use AYDIN Flight Test Instrumentation for the Joint Strike Fighter (JSF) testing program meeting US Navy, Marine, Air Force and UK Royal Navy requirements. In this multimillion-dollar engagement, AYDIN will manufacture a majority of the flight test instrumentation equipment and integrate the AYDIN data acquisition system and other subcontracted equipment for two next-generation, multi-role strike fighter aircraft. AYDIN is a leading supplier of the Department of Defense standard Common Airborne Instrumentation System (CAIS).

AYDIN supplies NASA/BOEING USA with Space Shuttle instrumentation: AYDIN provides NASA Space Shuttle Orbiter with the critical fuel cell measurement system, which monitors and measures all 96 fuel cells that power the Shuttle. AYDIN has been a prime contractor and subcontractor to NASA and Rockwell (Boeing), since the early 70s, in the Space Shuttle programs.

Focus on the future: AYDIN Telemetry

AYDIN Telemetry advanced technology products continue to be a standard in the industry. For Telemetry, 1998 will be a year of continuous sales growth, including these key areas:
- Boeing has selected AYDIN to provide data acquisition systems for the JSF program
- Demand is high for AYDIN transmission, reception and processing equipment used in commercial satellite communications and for space data information needs
- The Pacific Rim presents substantial opportunity for market expansion, capitalizing on AYDIN product capabilities

                          (page nine)

DISPLAYS

High-resolution displays are a $2 billion, growing market...and flat panels are taking the lead.


AYDIN Displays

AYDIN Displays is an industry leader offering a complete line of high-resolution CRT monitors, flat panel displays and monitors used by public and private sector industries that require superior performance and durability. These include process control factories, shipboard information centers, Stock Exchange trading floors and financial service companies, medical diagnostic or treatment centers, utility companies and other unique installations.

For more than a quarter century, AYDIN has been a key supplier of CRT displays to military and industrial markets. Now, to meet demand in both traditional and new markets, we are expanding our flat panel product line to include a full range of displays that provide high quality resolution combined with lower life-cycle costs, reduced power usage and lightweight portability for ease of use.

                          (page ten)

AYDIN Displays highlights, 1997

Raytheon selects AYDIN: Raytheon's Marine Division selected AYDIN to design and manufacture high-resolution displays used in integrated bridge navigation on commercial vessels. Both Raytheon and Sperry Marine, market leaders in commercial shipping, use AYDIN displays for bridge navigation systems in virtually all non-military ships, ranging from passenger ferries to merchant marine vessels and commercial oil tankers. These large-screen, high-resolution displays are shielded against the earth's magnetic field, which is essential to navigational accuracy and safety.

US Navy uses AYDIN C2P communications datalink for surface ships: AYDIN's Command and Control Processor (C2P), a rehost human/machine interface, is used by the US Navy Tactical Datalink Program Office to support message handling and monitoring. AYDIN's C2P technology conforms to worldwide standards used by the Navy's AEGIS surface ships.

AYDIN equips Trident Submarines: Trident submarines use AYDIN's ruggedized environmental computer workstations with flat panel displays for message handling and monitoring of tactical, non-weapons communications. AYDIN's high-resolution, color liquid crystal displays provide undistorted visibility, inherent magnetic immunity and greater efficiencies in terms of weight and power usage.

Focus on the future:  AYDIN Displays

AYDIN Displays is a leading supplier of high quality display solutions for specialized use, providing a comprehensive and integrated product offering that includes the broadest range of high resolution screen sizes, packaging schemes and configurable features. The high-resolution display business is a $2 billion market, providing us substantial opportunity for growth in sales.

To accomplish this, we aligned our organization to:
- Focus on our core strengths of packaging and feature-rich product configurations to improve sales
- Provide a comprehensive range of both CRT and flat panel configurations, with CRT displays sized from 14 to 29 inches and flat panel displays sized from 14 to 20 or more inches
- Continue to differentiate our products by adding value with unique packaging such as touch screen, EMI and magnetic field shielding, ruggedized housing and custom user configurations
- Increase our marketing, distribution and service functions to add value to our products and enhance customer satisfaction with superior quality and delivery
- Leverage our leadership and expertise in military and process control markets to achieve greater share in high-growth segments of non-consumer graphic displays, such as financial services and medical equipment

                         (page eleven)

COMMUNICATIONS
       TELEMETRY
           DISPLAYS

14   Consolidated Data
17   Notes to Consolidated Financial Statements
25   Management's Discussion and Analysis of Financial
     Condition and Results of Operation
29   Report of Independent Auditors
30   Selected Financial Data

CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended December 31,
                                           1997           1996          1995
-------------------------------------------------------------------------------
Net Sales                             $115,371,000   $116,578,000  $140,607,000
-------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                         86,886,000     94,363,000   102,391,000
  Selling, general and administrative   27,160,000     29,833,000    25,660,000
  Research and development               3,079,000      8,315,000     6,603,000
  Interest expense (income), net          (918,000)       189,000        45,000
  Restructuring costs                           -       3,730,000            -
  Environmental remediation costs        2,612,000             -             -
  Gain on sale of facilities            (2,874,000)            -             -
-------------------------------------------------------------------------------
                                       115,945,000    136,430,000   134,699,000
-------------------------------------------------------------------------------
Income (loss) before income taxes
and minority interest                     (574,000)   (19,852,000)    5,908,000

Income tax provision (recovery)          1,118,000     (4,979,000)    1,971,000
-------------------------------------------------------------------------------
Income (loss) before minority interest  (1,692,000)   (14,873,000)    3,937,000

Less minority interest                          -         (93,000)        7,000
-------------------------------------------------------------------------------
Net income (loss)                     $ (1,692,000) $ (14,780,000)  $ 3,930,000
-------------------------------------------------------------------------------
Earnings (loss) per common and common
equivalent share
  Basic                                    $ (0.33)       $ (2.88)       $ 0.78
  Diluted                                  $ (0.34)       $ (2.88)       $ 0.77
-------------------------------------------------------------------------------

See notes to consolidated financial statements
                           (page 14)

CONSOLIDATED BALANCE SHEETS

                                                      Year Ended December 31,
                                                      1997               1996
Assets
-------------------------------------------------------------------------------
 Current Assets:
  Cash and cash equivalents                      $    4,059,000  $    5,495,000
  Restricted cash and investment securities           6,102,000       7,571,000
  Accounts receivable, net of allowances
   for doubtful accounts of $663,000 (1997) and
   $982,000 (1996)                                   24,137,000      25,156,000
  Unbilled revenue                                   39,682,000      37,993,000
  Inventories, net of allowances of
   $1,235,000 (1997) and $1,830,000 (1996)           17,913,000      16,415,000
  Prepaid expenses and other                          5,593,000       6,372,000
-------------------------------------------------------------------------------
Total Current Assets                                 97,486,000      99,002,000

 Property, Plant and Equipment, at cost,
 net of accumulated depreciation and
 amortization of $53,199,000 (1997)
 and $59,261,000 (1996)                              14,479,000      22,739,000

Other Assets                                            90,000       2,622,000
-------------------------------------------------------------------------------
Total Assets                                      $112,055,000    $124,363,000
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
 Current Liabilities:
  Short-term bank debt                          $       200,000  $    2,800,000
  Accounts payable                                    8,668,000      14,865,000
  Accrued liabilities:
   Compensation                                       4,088,000       3,836,000
   Other                                              1,972,000       1,991,000
  Contract billings in excess of
   recognized revenues                                2,507,000       2,278,000
  Accrued and deferred income taxes                   3,869,000       4,467,000
-------------------------------------------------------------------------------
Total Current Liabilties                             21,304,000      30,237,000

Deferred Income Taxes                                   461,000       2,665,000
Other Liabilities                                       948,000       1,134,000
 Stockholders' Equity:
  Common stock, par value $1-authorized,
   7,500,000 shares; issued and outstanding,
   1997-5,208,800 shares; 1996-5,133,400 shares       5,209,000       5,133,000
 Additional paid-in capital                           3,141,000       2,436,000
 Retained earnings                                   81,411,000      83,103,000
 Foreign currency translation effects                  (419,000)       (345,000)
-------------------------------------------------------------------------------
Total Stockholders' Equity                           89,342,000      90,327,000
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $112,055,000    $124,363,000
-------------------------------------------------------------------------------

See notes to consolidated financial statements
                           (page 15)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                           1997           1996          1995
Operating Activities
-------------------------------------------------------------------------------
 Net income (loss)                   $ (1,692,000)  $ (14,780,000)  $ 3,930,000

 Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by operating
  activities:
   Depreciation and amortization        2,873,000       3,008,000     3,032,000
   Deferred income taxes                4,116,000      (3,891,000)      833,000
   Minority interest                           -          (93,000)        7,000
   Gain on sale of facilities          (2,874,000)       (216,000)           -
   Environmental remediation costs      2,612,000      (2,612,000)           -
 Changes in other operating assets
  and liabilities, net:
   Accounts receivable                  1,019,000      28,060,000   (17,865,000)
   Unbilled revenue                    (1,689,000)      8,934,000     7,982,000
   Contract billings in excess of
   recognized revenues                    229,000        (565,000)   (1,326,000)
   Inventories                         (1,498,000)      6,365,000    (2,216,000)
   Prepaid expenses and other             779,000      (4,795,000)     (227,000)
   Accounts payable                    (6,197,000)    (14,357,000)    2,167,000
   Accrued liabilities                    233,000      (1,543,000)   (3,230,000)
   Other long-term liabilities           (186,000)      1,134,000            -
   Accrued and deferred income taxes   (6,918,000)     (5,141,000)   (1,269,000)
   Other                                 (154,000)        681,000       203,000
-------------------------------------------------------------------------------
 Cash provided (used) by operating
  activities                           (9,347,000)        189,000    (7,979,000)

Investing Activities
 Proceeds from sale of facilities      11,462,000       1,159,000            -
 Purchase of property, plant and
  equipment                            (3,201,000)     (1,066,000)   (3,170,000)
-------------------------------------------------------------------------------
 Cash provided (used) by investing
  activities                            8,261,000          93,000    (3,170,000)

Financing Activities
 Release of collateral on restricted
  cash and investment securities        1,469,000       4,101,000     6,498,000
 Principal payments on long-term debt          -       (1,112,000)     (839,000)
 Purchase of treasury stock                    -               -       (248,000)
 Minority investment in consolidated
  subsidiary                                   -            3,000        83,000
 Proceeds from exercise of stock
  options                                 781,000         269,000     1,522,000
Net repayment of short-term
 borrowings                           (2,600,000)     (2,686,000)   (1,000,000)
-------------------------------------------------------------------------------
 Cash provided (used) by financing
  activities                            (350,000)        575,000     6,016,000

 Increase (decrease) in cash and cash
  equivalents                         (1,436,000)        857,000    (5,133,000)

Cash and cash equivalents at
 beginning of year                     5,495,000       4,638,000     9,771,000
-------------------------------------------------------------------------------
Cash and cash equivalents at
 end of year                         $ 4,059,000     $ 5,495,000   $ 4,638,000
-------------------------------------------------------------------------------

See notes to consolidated financial statements
                           (page 16)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A-Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. At December 31, 1996, the Company disposed of all but 19% of its prior 80% ownership in AYDIN S.A. (Argentina).

Accordingly, the assets and liabilities of AYDIN S.A. were no longer included in the consolidated balance sheet as of December 31, 1997 and 1996, but 80% of the operating results (a
$600,000 net loss) and an additional $535,000 loss on disposition of its ownership was included in the 1996 consolidated statement of operations. The remaining 19% investment in AYDIN S.A. is carried at a zero value at December
31, 1997 and 1996.


Contract Accounting

Revenue on long-term contracts that are greater than $100,000 are generally recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.

For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.

The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.

Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred and completion of specified contract objectives. Progress billing balances at December 31, 1997 and 1996 amounted to $3,096,000 and $4,649,000, respectively. Progress billings are netted against unbilled revenue on the consolidated balance sheet. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage of $397,000 at December 31, 1997 matures in 1998. Contract retainage is included on the consolidated balance sheet as part of accounts receivable. Substantially all of the accounts receivable and unbilled revenue balances at December 31, 1997 are expected to be collected during 1998, although collection of the unbilled revenue is dependent upon the Company meeting performance milestones.


Use of Estimates

In preparing its financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates. One such area where the use of estimates could have a significant impact on future results is estimated costs at completion and, in some cases, contract value on the Company's larger long-term contracts. During 1997 and 1996, changes to these estimates on the Company's larger long-term contracts had no significant aggregate negative impact, except for the TMRC contract with the Government of Turkey. For TMRC, there was a negative impact in 1996 of approximately $5.7 million pre-tax resulting from revisions of contract values and estimates of costs to complete, of which $2.6 million represented negotiations with the customer that extended performance milestones. Other areas where use of estimates could have a significant impact on future results are inventory obsolescence, accounts receivable bad debts, warranties, claims and litigation.


Cash and Cash Equivalents and Investment Securities

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalent balances at December 31, 1997 and 1996 amounted to $4,059,000 and $1,584,000, respectively. All of this cash and cash equivalents are in high quality banks.

Restricted cash and investment securities at December 31, 1997 and 1996 represents interest bearing collateral required to be maintained against letters of credit. Of the total of $6,102,000 of restricted cash and investment securities, $4 million consists of foreign corporate bonds, which are classified as available for sale. Realized gains and losses on the sales of investment securities will be included in consolidated results of operations. At December 31, 1997, the fair market value of the foreign corporate bonds approximated cost. The contractual maturity date is 2002. Actual maturities may differ from the contractual maturity because the Company or the issuers have the right to sell or prepay obligations.

Approximately $5.3 million of the Company's total cash and investment securities (restricted and non-restricted) balances at December 31, 1997 were

                           (page 17)
in foreign banks, including $5.1 million in Turkey. Almost all of the cash and investment securities in Turkey are in dollar denominated instruments. As a result, there is no material effect of exchange rate changes on cash balances.


Inventories

Inventories are valued at the lower of cost or market. Cost is determined using first-in, first-out (FIFO) and the average cost method which approximates FIFO.


Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents, investment securities and receivables. The carrying amounts of these instruments approximate their market value.


Depreciation and Amortization

Depreciation is provided by the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter. Buildings are depreciated over lives up to 35 years. Machinery and equipment is depreciated over useful lives ranging from 3 to 5 years. Accelerated methods are used for tax purposes.


Advertising, Research and Development Costs and Interest
Expense

The Company expenses advertising costs and research and development costs as incurred. Advertising costs were $489,000, $441,000 and $371,000 for 1997, 1996 and 1995, respectively.
Interest expense for the years 1997, 1996 and 1995 amounted to $114,000, $988,000 and $1,243,000, respectively. Interest paid for the years 1997, 1996 and 1995 amounted to $164,000, $1,417,000 and $832,000, respectively.


Income Taxes

The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109.


Foreign Currency Translation

Balance sheet accounts of the Company's United Kingdom subsidiary are translated from the local currency into US dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rate for the year. The resulting translation gains or losses are shown as a separate component of stockholders' equity. The translation effects of the Turkish subsidiary are reflected in the statements of operations because of the high inflation in the Turkish economy. Pretax income includes foreign currency translation losses relating to the Turkish subsidiary of $428,000 for 1997 and a gain of $274,000 for 1996.


Earnings (Loss) Per Common Share

During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)." SFAS 128 eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Weighted average shares outstanding for 1997, 1996 and 1995 were 5,151,600, 5,123,622 and 5,043,824, respectively.

Options to purchase 496,113 shares at a weighted average exercise price of $10.89 per share and warrants for 200,000 shares at a weighted exercise price of $12.65 were not included in the computation of 1997 diluted loss per share.


Warranty Costs

The usual warranty period on the Company's contracts and products is one year, which is provided for in warranty accruals.


Long-Lived Assets

The Company continually reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value had occurred.


New Accounting Standards

In June, 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective in 1998 and thereafter. SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and also includes income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adopting SFAS No. 130 is not

                           (page 18)
expected to be material to the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective in 1998 and thereafter. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements (and in condensed financial statements of interim periods issued to shareholders beginning no later than in 1999). It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. Management is currently evaluating the disclosure impact of SFAS No. 131 on its financial statements.


Reclassifications

Certain reclassifications, none of which affected net income, have been made to prior years' amounts in order to conform to the current year's presentation.


Note B-Inventories

Inventories consist of:

                                   1997            1996
---------------------------------------------------------
Raw materials                 $ 9,807,000     $ 7,938,000
Work in process                 6,217,000       5,957,000
Finished product                1,889,000       2,520,000
---------------------------------------------------------
                              $17,913,000     $16,415,000
---------------------------------------------------------


Note C-Property, Plant and Equipment

The Company's investment in property, plant and equipment is shown below:

                                   1997            1996
---------------------------------------------------------
Land                         $  1,456,000    $  5,074,000
Buildings                      11,211,000      18,987,000
Machinery and
   equipment                   55,011,000      57,939,000
---------------------------------------------------------
                               67,678,000      82,000,000

Less accumulated
   depreciation and
   amortization                53,199,000      59,261,000
---------------------------------------------------------
                              $14,479,000     $22,739,000
---------------------------------------------------------

Note D-Credit Arrangements

On January 8, 1998 the Company signed a three-year $10 million revolving credit facility with AT&T Capital which can be used for cash borrowing and/or letters of credit. A maximum of $7 million can be used for letters of credit, in addition to existing letter of credit arrangements. The amount of cash borrowing on the revolver will be based on eligible accounts receivable and inventory. This arrangement also provides for a term loan of $2 million secured by machinery and equipment. Interest rates on cash borrowings will be at the prime rate plus 1% and a commission rate of 1.25% will be charged on letters of credit. The collateral for this credit arrangement is a preferred first priority lien and security interest on all domestic assets of the Company, except real estate, plus $1.7 million of cash. This secured cash is expected to be released starting in the first quarter of 1998 based on the Company achieving specified earnings levels and maintaining certain working capital levels.

At December 31, 1997, $8.6 million of letters of credit were outstanding for various foreign contracts under a $9.1 million credit facility with a bank, which is renewable annually in June. The letters of credit have been issued to foreign entities principally to guarantee performance under contracts or the return of advance payments. The Company's real estate has been pledged as security against these letters of credit, which carry a commission rate of 1.6%.

Also at December 31, 1997, an $8.3 million of letter of credit remained open with a foreign bank for the duration of the Company's TMRC contract with the Government of Turkey. Cash collateral of $4.5 million was on deposit with the bank at December 31, 1997 against this letter of credit, which carries a commission rate of 1.0%. After the letter of credit balance decreases to an amount below $8 million, the cash collateral requirement will be reduced to 50% of the outstanding balance of the letter of credit. This letter of credit balance is expected to be liquidated during the first half of 1999, when the contract is scheduled to be completed.

The weighted average interest rates on short-term borrowings outstanding at December 31, 1997 and 1996 were 10.5% and 9.9%, respectively.


Note E-Environmental Remediation

The Company, along with others, was responsible for the costs of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site was completed during 1996 and site monitoring over a 30-year period commenced in 1997. The estimated site monitoring costs to be expended over the 30-year period are $3.1 million, of which $126,000 was expended during 1997. The amount to be paid has been included in the accompanying consolidated balance sheet as an other liability discounted at 7% to the expected payment dates. Expected payments are approximately $100,000 annually.

                           (page 19)

The December 31, 1996 balance sheet included an other (non-current) asset of $2.6 million representing an expected insurance recovery based on a declaratory judgment in favor of the Company by the State of California. The declaratory judgment was reversed in April 1997, resulting in a $2.6 million write-off. The California Supreme Court has agreed to review this reversal and briefs have been filed.

Note F-Stockholders' Equity

The changes in common stock, additional paid-in capital, treasury stock, retained earnings and foreign currency translation effects during the years 1995, 1996 and 1997 were as follows:

                                                                       Foreign
                         Common   Additional                          Currency
                          Stock    Paid-In    Treasury    Retained   Translation
                         Par $1    Capital      Stock     Earnings     Effects
                      ----------------------------------------------------------
Balance,
January 1, 1995
(4,990,400 common
shares)               $4,990,000   $787,000    $     -   $93,953,000  $(513,000)

Issuance of
136,716 shares
on exercise of
stock options            137,000  1,385,000          -            -          -

Tax benefit related
to shares acquired
by employees under
stock options                 -     249,000          -            -          -

Acquisition of 14,991
shares of treasury
stock received from
employees as payment for
stock options exercises       -          -      (248,000)         -          -

Retirement of 14,991
treasury shares          (15,000)  (233,000)     248,000          -          -

Foreign currency
translation adjustment        -          -            -           -     (97,000)

Net income                    -          -            -    3,930,000         -
--------------------------------------------------------------------------------
Balance,
December 31, 1995
(5,112,127 common
shares)                5,112,000  2,188,000           -   97,883,000   (610,000)

Issuance of 21,273
shares on exercise of
stock options             21,000    237,000           -           -          -

Tax benefit related
to shares acquired by
employees under
stock options                 -      11,000           -           -          -

Foreign currency
translation adjustment        -          -            -           -     265,000

Net loss                      -          -            -  (14,780,000)        -
--------------------------------------------------------------------------------

Balance,
December 31, 1996
(5,133,400 common
shares)                5,133,000  2,436,000           -   83,103,000   (345,000)

Issuance of 17,500
shares on exercise
of stock options          18,000    163,000           -           -          -

Issuance of 57,900
shares against
bonus plan                58,000    536,000           -           -          -

Tax benefit related
to shares acquired by
employees under
stock options                 -       6,000           -           -          -

Foreign currency

translation adjustment        -          -            -           -     (74,000)

Net loss                      -          -            -   (1,692,000)        -
--------------------------------------------------------------------------------

Balance,
December 31, 1997
(5,208,800 common
shares)               $5,209,000 $3,141,000      $    -  $81,411,000  $(419,000)
--------------------------------------------------------------------------------

                           (page 20)

Note G-Stock Options and Warrants

Pursuant to stock option plans, the Company has granted certain officers, directors and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire ten years after grant. Prior to April 1997, the expiration was five years after grant.

There is no charge to income with respect to stock options under the plans. A summary of the changes in options during 1995, 1996 and 1997 follows:

                                          Shares    Weighted Average     Shares
                                          Under        Exercise        Available
                                          Option         Price        for Option
---------------------------------------------------------------------------------
At January 1, 1995                       323,118       $ 11.66          91,283
Options granted:
 Option plan                              22,900         12.11         (22,900)
 Individual options                       72,000         11.37         (72,000)
Options exercised                       (136,716)        11.13              -
Options canceled                         (22,639)        12.34          22,639
Authorization of individual options           -            -            72,000
---------------------------------------------------------------------------------
At December 31, 1995                     258,663       $ 12.02          91,022
Options granted:
 Option plan                             378,000         10.39        (378,000)
Options exercised                        (10,275)        12.69              -
Options canceled                        (113,300)         9.89         113,300
Authorization of 1996 options                 -            -           500,000
Cancellations of authorization                -            -           (70,000)
---------------------------------------------------------------------------------
At December 31, 1996                     513,088       $ 10.81         256,322
Options granted:
 Option plan                             124,450         11.73        (124,450)
Options exercised                        (17,500)        10.31              -
Options canceled                        (123,925)        11.46         123,925
Cancellations of authorization                -            -           (10,000)
---------------------------------------------------------------------------------
At December 31, 1997                     496,113        $10.89         245,797
---------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable stock options:

                     Total Shares Under Option              Shares Exercisable
---------------------------------------------------------------------------------
                           Weighted-Average    Weighted-               Weighted-
   Range of                    Remaining         Average                 Average
   Exercise      Number       Contractual       Exercise      Number    Exercise
    Price      Outstanding    Life (Years)        Price    Exercisable    Price
---------------------------------------------------------------------------------
 $9.38-$14.07    494,213          8.7            $10.87      113,108     $10.90
---------------------------------------------------------------------------------
$14.08-$16.75      1,900          5.8            $16.30        1,900     $16.30
                -----------                                 ----------
                 496,113                                     115,008
---------------------------------------------------------------------------------

                           (page 21)

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                           1997           1996          1995
--------------------------------------------------------------------------------
Net income (loss)          As reported $(1,692,000)  $(14,780,000)  $ 3,930,000
                           Pro forma   $(2,452,000)  $(15,128,000)  $ 3,855,000
--------------------------------------------------------------------------------
Earnings (loss) per share  As reported $     (0.34)  $      (2.88)  $      0.77
                           Pro forma   $     (0.48)  $      (2.95)  $      0.76

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Sholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0 percent for all years; expected volatility of 27.9, 27.3 and 29.9 percent; risk-free interest rates of 6.08, 6.23 and 7.60 percent; and expected lives of 5 to 10 years.

In May 1997, the Company issued warrants with three-year expiration dates for 200,000 shares of its common stock to a former shareholder at exercise prices of $12.10 and $13.50 per share. These warrants remain outstanding and have had no impact on the Company's earnings per share calculations. After year end these warrants were purchased by two executives of the Company.


Note H-Taxes on Income

The provision (recovery) for income taxes is shown below. The recoveries shown on the current lines for each year represent tax loss carrybacks to earlier years, utilization of foreign tax credits, and other items.

                           Federal         State        Foreign        Total
--------------------------------------------------------------------------------
1997
Current                 $(4,466,000)    $(622,000)    $2,417,000    $(2,671,000)
Deferred                  3,161,000       622,000             -       3,783,000
Charge equivalent to
 tax benefit related to
 shares acquired by

 employees under
 stock options                6,000            -              -           6,000
--------------------------------------------------------------------------------
                        $(1,299,000)    $      -      $2,417,000    $ 1,118,000
                        --------------------------------------------------------
1996
Current                 $(5,019,000)    $  (3,000)    $3,923,000    $(1,099,000)
Deferred                     21,000      (344,000)    (3,568,000)    (3,891,000)
Charge equivalent to
 tax benefit related to
 shares acquired by
 employees under
 stock options               11,000            -              -          11,000
--------------------------------------------------------------------------------
                        $(4,987,000)    $(347,000)    $  355,000    $(4,979,000)
                        --------------------------------------------------------
1995
Current                 $  (877,000)    $(130,000)    $1,896,000    $   889,000
Deferred                    533,000       173,000        127,000        833,000
Charge equivalent to
 tax benefit related to
 shares acquired by
 employees under
 stock options              249,000            -              -         249,000
--------------------------------------------------------------------------------
                        $   (95,000)    $  43,000     $2,023,000    $ 1,971,000
                        --------------------------------------------------------

                           (page 22)

The components of deferred income tax balances follow. No valuation allowances were required.

                                               Year Ended December 31,
                             --------------------------------------------------
                                         1997            1996           1995
Contract accounting                   $1,350,000      $2,271,000     $7,353,000
Excess tax over book depreciation      1,357,000       2,755,000      2,811,000
Inventory valuation                     (613,000)       (829,000)      (677,000)
State deferred taxes                          -         (211,000)      (328,000)
Environmental clean-up                  (322,000)        503,000             -
Other, net                              (722,000)        344,000       (435,000)
--------------------------------------------------------------------------------
                                      $1,050,000      $4,833,000     $8,724,000
--------------------------------------------------------------------------------

A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income before income taxes and minority interest) is as follows:

                                              Year Ended December 31,
                             --------------------------------------------------
                                         1997            1996           1995
Federal statutory rate                  (34.0)%         (34.0)%        34.0%
State income taxes net of federal
 tax benefit                            (32.8)           (0.5)          0.5
Benefit from nontaxable FSC income      (29.2)           (1.0)         (2.1)
Effects of higher foreign income
 taxes, including dividends of a
 foreign subsidiary and
 foreign tax credits                    286.8             6.1           1.3
Other, net                                4.0             4.3          (0.3)
--------------------------------------------------------------------------------

Effective income tax rate               194.8%          (25.1)%        33.4%
--------------------------------------------------------------------------------

Income tax payments, net of refunds, amounted to $1,614,000 in 1995, $6,989,000 in 1996 and $383,000 in 1997. As of December
31, 1997, the Company expects to receive approximately $3.9 million of refundable income taxes (net of payments) from the IRS. These refundable taxes are included in the December 31, 1997 balance sheet under the "prepaid expenses and other" caption.

The Company has not provided deferred income taxes on cumulative unremitted earnings of foreign subsidiaries amounting to approximately $4 million because of the availability of approximately $1.6 million of foreign tax credits that expire in 2002. These foreign tax credits would eliminate the US tax liability related to the inclusion of the foreign earnings. During 1997, $2.9 million of dividends was received from the Company's Turkish subsidiary.

Pre-tax income from foreign operations is shown under Note I.


Note I-Nature of Operations, Export Sales, Major Customers and
Foreign Operations

The Company designs, engineers, manufactures, markets, distributes and installs technologically advanced communications products and systems, which are sold worldwide. AYDIN generates approximately 40% of its sales from standard products and systems and the balance of its sales from custom-designed systems and equipment based on customers' specific requirements. AYDIN offers a broad range of products due to its ability to combine analog microwave engineering methods with digital techniques and software.

Export sales by geographic area are as follows:

                         1997           1996            1995
---------------------------------------------------------------
Asia                $  2,663,000  $  4,259,000    $  6,224,000
Africa                 1,946,000     3,203,000       4,003,000
Europe                20,385,000    10,767,000      18,273,000
North America          1,683,000     1,273,000       1,605,000
South America          1,871,000       435,000         376,000
Other                    439,000       573,000         263,000
---------------------------------------------------------------
Total export sales   $28,987,000   $20,510,000     $30,744,000
---------------------------------------------------------------

                           (page 23)

The US Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years.

Sales to US Government agencies, principally the Department of Defense, amounted to $37,596,000, $38,728,000, and $44,309,000 in 1997, 1996 and 1995, respectively. Sales to the Government of Turkey amounted to $21,496,000, $15,116,000 and $16,549,000 in 1997, 1996 and 1995, respectively.

Foreign assets included in the consolidated balance sheet amounted to $21.0 million and $21.7 million at December 31, 1997 and 1996, respectively. Of these amounts, $5.1 million and $2.5 million, at December 31, 1997 and 1996, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting primarily of US dollar denominated interest-bearing time deposits and Euro bonds. Foreign sales and pretax income for 1997 was $21.2 million and $1.8 million, respectively, of which substantially all of the income comes from the Company's Turkish subsidiary. Foreign sales and pretax income for 1996 amounted to $27.0 million and $0.9 million, respectively, of which substantially all of the income was from the Turkish subsidiary. Foreign sales and pretax income for 1995 amounted to $28.9 million and $5.4 million, respectively, of which substantially all of the income was from the Turkish subsidiary. The 1997 results exclude the Argentine subsidiary, which was disposed of on December 31, 1996.


Note J-Restructuring Costs

During the third quarter of 1996 the Company announced a plan to consolidate and restructure its domestic operations. The Company recorded a charge of $3.7 million in the third quarter for the restructuring, of which approximately $1.5 million was for cash outlays and $2.2 million was for non-cash asset write-offs. The major charges consisted of: severance benefits for 150 terminated employees ($600,000); loss on sale of a product line ($500,000); inventory write-offs ($1,000,000) and capital equipment write-offs ($300,000) in connection with the cutback of product lines; and write-off of goodwill in connection with the sale of a product line ($400,000). The restructuring was completed during the third quarter of 1997.


Note K-Commitments and Contingencies

During 1995, a subcontractor to the Company in the TMRC program with the Government of Turkey filed a demand for arbitration alleging a breach of contract and equitable adjustment of $12.4 million. This claim was subsequently amended and at December 31, 1997 amounts to $27.8 million. The Company has filed a claim against the subcontractor for an amount in excess of the subcontractor's claim. The arbitration hearing was concluded and post-hearing briefs were filed in December 1997. A decision is expected before the third quarter of 1998. Based on discussions with its outside counsel, management believes that it has meritorious defenses and counterclaims and expects the Company to be successful in its defenses. However, if the outcome is unfavorable, it could have a material adverse impact on the Company's financial position and results of operations.

The Company's US Government contracts are subject to audit by the government and price adjustment under certain circumstances. The Company also has receivables due from the US Government on certain contracts whose collectability is dependent on the Company prevailing in its positions. Management believes it has sufficient reserves to cover these matters. However, unfavorable outcomes could have a material impact on future results of operations.

Future annual minimum rental payments required under operating leases that have lease terms in excess of one year at December
31, 1997 are as follows: 1998-$450,000; 1999-$463,000;
2000-$367,000; 2001-$382,000; 2002-$195,000.

                           (page 24)

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


Liquidity and Sources of Capital

The Company has significantly improved its available sources of capital since December 31, 1996. In January 1998, the Company successfully negotiated a $10 million asset-based credit facility and a $2 million term loan. This facility can be used for cash borrowings or letters of credit issuance. In the second quarter 1997, the Company also negotiated more favorable letter of credit terms with a Turkish bank on the TMRC contract with the Government of Turkey. The new terms extended the letter of credit expiration date until completion of the TMRC contract, whereas the prior letter of credit required renewal every four months. In addition, the new terms reduced the required cash collateral by approximately $1.5 million.

Liquidity has also been significantly improved. Pursuant to the 1996 restructuring plan, the sale of three company-owned facilities during 1997 generated $11.5 million of cash of which $1.4 million was used to upgrade existing facilities to accommodate the resulting relocation of operations from the sold facilities. Short-term bank debt was reduced to $200,000 at December 31, 1997 from $2.8 million a year ago. The Company is generally current with its vendors as evidenced by the decline in accounts payable to $8.7 million at December 31, 1997 compared to $14.9 million a year ago.

Uses of cash during 1997 included a $1.7 million increase in unbilled revenue and a $1.5 million increase in inventories. The increase in unbilled revenue reflects delays in shipments on a couple of programs resulting in an excess of costs incurred in 1997 (and resulting revenues recognized) compared to billings rendered. These billings have been shifted into 1998. The increase in inventories was primarily a result of the ramp-up, during 1997, of a new product line.

Primarily as a result of the aforementioned decrease in accounts payable and the increases in unbilled revenue and inventory, $9.3 million of cash was used in operating activities during 1997.

Other significant changes in balance sheet accounts from a year ago are: (1) the $8.2 million decline in the net book value of property, plant and equipment primarily from the sale of facilities as noted above; (2) the $2.5 million decrease in other assets resulting from the write-off of an anticipated insurance recovery of money previously spent ($1.4 million) and to be spent ($1.1 million) over a 30-year period on an environmental clean-up at a site leased by the Company prior to 1984. The write-off resulted from an unfavorable court ruling in April 1997 involving the future collection of the insurance recovery. The Company has appealed this ruling to the California Supreme Court; (3) the $2.2 million decrease in deferred income taxes (non-current portion) because of the book versus tax depreciation timing differences in connection with the sale of facilities in 1997.

The restructuring plan to consolidate and restructure domestic operations announced during third quarter 1996 was completed during third quarter 1997. The Company recorded a charge of $3.7 million in 1996 for the restructuring, of which approximately $1.5 million was for cash outlays and $2.2 million was for non-cash asset write-offs. At December 31, 1996, a restructuring accrual of $586,000 remained. This accrual balance was sufficient to absorb 1997 restructuring costs with no material adjustment.

As is discussed in Note K to the financial statements, a subcontractor to the Company on the TMRC program has alleged a breach of contract and filed for damages of $27.8 million in a recently concluded arbitration hearing. The Company has filed a claim in excess of the subcontractor's claim. An arbitration decision is expected before the third quarter 1998. Based on discussions with its outside counsel, management expects the Company to be successful in its defenses. However, if the outcome is unfavorable, it could have a material adverse impact on the Company's financial position and results of operations.

The Company's US Government contracts are subject to audit by the government and price adjustment under certain circumstances. The Company also has receivables due from the US
Government on certain contracts whose

                           (page 25)
collectability is dependent on the Company prevailing in its positions. Management believes it has sufficient reserves to cover these matters. However, unfavorable outcomes could have a material impact on future results of operations.

The Company is aware of the issues associated with programming changes required in its existing computer systems as the year 2000 approaches. This issue is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two-digit year value to 00. Unrelated to this Year 2000 issue, the Company is planning to acquire new computer systems, including new operating and applications software. Issues not addressed by new systems will be addressed by the Company's internal MIS organization. Management has not yet assessed the Year 2000 compliance expense and related potential effect on the Company's earnings, but the Company does not believe the expense will be materially above the planned expenses.

Based on present backlog and projected cash flows, the Company anticipates financing its capital needs from internal sources and future borrowings against its existing credit line.

In 1996, cash provided by operations was $189,000 compared to a negative cash flow from operations of $8.0 million in 1995. Cash collected during 1996 was approximately $153 million compared to net sales of $117 million. The excess of collections versus sales is reflected as a $37 million reduction in accounts receivable and unbilled revenue on the consolidated balance sheet at December 31, 1996 compared to 1995. Most of these decreases related to two large contracts (TMRC and RIS). The year 1996 included two significant uses of cash--IRS payments of approximately $7 million and a $9 million payment to a TMRC software subcontractor.


Results of Operations

1997 versus 1996

Net sales for 1997 of $115.4 million were essentially flat compared to 1996 sales of $116.6 million. Sales related to the Turkish subsidiary were up $7.9 million from 1996. The subsidiary's sales were negatively impacted in 1996 because of delays in the TMRC program with the Government of Turkey, which reduced 1996 sales by $5.7 million. This condition was corrected by 1997. There were no 1997 sales from the Argentine subsidiary, which was sold on December 31, 1996, compared to 1996 sales of $9.3 million. Sales from all other business areas were essentially unchanged from 1996.

The Company's Turkish subsidiary operates in a highly inflationary economy with corresponding declines in the Turkish currency versus the US dollar. The Company protected itself against these conditions by including clauses in its TMRC contract that escalate contract values from a predetermined base price by the percentage increase in Turkish inflation. This does not protect the Company from performance delays, however. The contract represents the vast majority of revenue and profit of the Turkish subsidiary.

US Government sales amounted to 33% of total sales in 1997 and 1996. Export and foreign sales increased to 43% of total sales from 41% in 1996. Domestic industrial (commercial) sales decreased to 24% of total sales from 26% last year.

Backlog at December 31, 1997 amounted to $71 million compared to $84 million at December 31, 1996. All of the decrease was from the TMRC contract, which is nearing completion. Backlog from other business was essentially flat. Probable production options are not included in these backlog numbers.

Cost of sales as a percentage of sales was 75.3% in 1997
compared to 80.9% in 1996. The improvement resulted from 1996 delays on the TMRC and another large program which was corrected during 1997, and cost savings achieved as a result of the 1996 restructuring plan.

Selling, general, and administrative and research and development costs decreased by $7.9 million from 1996. Of this decrease, $2.4 million was for 1996 expenses of the Argentine subsidiary, which was sold on December 31, 1996. Approximately $900,000 of this decrease was from lower bad debts expense compared to 1996 when there was $1 million of bad debts write-offs involving mostly foreign receivables. The 1996 level of write-offs was abnormally high compared to prior experience and consisted mostly of three well known foreign government related enterprises including one for approximately $400,000 which was a customer of the Argentine subsidiary. The 1996 level of write-offs is not expected to continue. The balance of the decrease reflects cost reductions pursuant to the Company's 1996 restructuring plan including pruning of certain product lines and a more focused targeting in 1997 of

                           (page 26)
research and development projects to the Company's core businesses. A significant amount was spent in 1996 on wireless local loop development projects for which the Company is now seeking partners to share the high cost of development. A significant amount was also spent in 1996 on automatic vehicle location development projects, which have been discontinued.

Interest income (net of interest expense) for 1997 amounted to $918,000 compared to net interest expense of $189,000 in 1996. This favorable swing of $1.1 million resulted from IRS interest income in 1997 on income tax refunds compared to IRS interest expense in 1996 on taxes owed. The favorable swing also reflects the lower level of short-term bank debt during 1997 compared to 1996.

Restructuring costs, environmental remediation costs and gain on sale of facilities are explained above in the Liquidity and Sources of Capital section.

The 1997 income tax provision of $1.1 million on the pre-tax loss of $574,000 resulted from the effects of foreign income taxes in excess of tax benefits on US losses.


1996 versus 1995

Net sales for 1996 of $117 million declined by 17% from 1995 sales of $141 million. Approximately $10 million of this decline was in the company's non-TMRC systems business where no new large contracts were won during 1996. In addition, sales (and pre-tax profits) on the TMRC contract for 1996 were negatively impacted by $5.7 million because of prior years' delays in reaching contract performance milestones, which required increases in estimated costs at completion during 1996 and resulted in the customer imposing liquidated damages. Negotiations with the customer concluded in third quarter 1996 resulted in contract modifications, which extended performance milestones and had a positive effect on maintaining contract profitability.

US Government sales increased slightly to 33% of total sales from 32% in 1995. Export and foreign sales were 41% of total sales in both 1996 and 1995. Domestic industrial (commercial) sales were 26% of total sales compared to 27% in 1995.

Backlog at December 31, 1996 was approximately $84 million as compared to $106 million a year ago, a decline of $22 million. Most of this decline was from the TMRC backlog, which declined by $14 million, from $41 million to $27 million. Probable production options are not included in these backlog numbers.

Cost of sales as a percentage of sales was 80.9% in 1996 compared to 72.8% in 1995. Approximately 50% of the increase resulted from the 1996 negative TMRC sales impact referred to above. The balance of the increase resulted from inventory write-offs caused by discontinued or de-emphasized product lines and a higher proportion of fixed overhead costs in relationship to the reduced 1996 sales.

Selling, general and administrative (SG&A) expenses increased by $4,173,000 (16%) in 1996 to $29,833,000 because of certain unusual operating expenses incurred in 1996 that are part of SG&A. These included: (1) $1.3 million of costs related to the Argentine subsidiary for which the Company disposed of its majority interest during 1996; (2) $750,000 of proposal costs; and (3) $1 million of bad debts write-offs involving mostly foreign receivables. The balance of the increase was from increased selling costs in the telecommunications area, added corporate infrastructure costs and costs related to a potential business combination that was abandoned.

                           (page 27)

Research and development costs increased by $1.7 million (26%) during 1996 because of expanded developments in telecommunications systems.

During the third quarter of 1996, the Company announced a plan to consolidate and restructure its domestic operations. The Company recorded a charge of $3.7 million in the third quarter for expected restructuring costs consisting of approximately $1.5 million for cash outlays and $2.2 million for non-cash asset write-offs. The major components of the charge were: (1) severance benefits for 150 terminated employees ($600,000); (2) loss on sale of a product line ($500,000); (3) inventory write-offs ($1,000,000) and capital equipment write-offs ($300,000) in connection with the discontinuation of product lines; and (4) write-off of goodwill associated with the sale of a product line ($400,000). The restructuring proceeded through 1996 as planned with no significant changes from the original plan. The Company anticipated annual cash savings of approximately $4.3 million as a result of lower labor and facility costs emanating from the restructuring.

The original restructuring plan anticipated the termination of 150 employees. At December 31, 1996, 90 of these terminations had occurred and termination benefits were paid to those individuals. The remainder of the terminations and payment of the related termination benefits of $331,000 occured during the first half of 1997.

Restructuring charges and their application during 1996 and 1997 were as follows:

                                 Total Restructuring     1996          1997
                                 Provision (in 1996)   Spending      Spending
------------------------------------------------------------------------------
Employee termination benefits         $  600,000     $  269,000    $  331,000
Loss on sale of product line             500,000        500,000            -
Inventory and equipment
 write-offs                            1,300,000      1,300,000            -
Goodwill write-off                       400,000        400,000            -
Other costs                              900,000        645,000       255,000
------------------------------------------------------------------------------
Totals                                $3,700,000     $3,114,000      $586,000
------------------------------------------------------------------------------

The effective income tax rate decreased to 25.1% for 1996 compared to 33.4% for 1995 primarily because the effects of higher foreign income taxes and dividends from a foreign subsidiary reduced the tax benefit from the US losses.

                           (page 28)

REPORT OF INDEPENDENT AUDITORS

Report of Grant Thornton LLP
Independent Auditors
Stockholders and Board of Directors
AYDIN Corporation


We have audited the consolidated balance sheets of AYDIN Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AYDIN Corporation and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 2, 1998

                           (page 29)

SELECTED FINANCIAL DATA

($000 omitted except for per share amounts)

                              1997       1996*      1995       1994       1993
                           ----------------------------------------------------
For the Year
Net sales                  $115,731   $116,578   $140,607   $142,441   $141,475
Cost of sales                86,886     94,363    102,391    104,270    118,554
Income (loss) before
 income taxes and
 minority interest             (574)   (19,852)*    5,908      6,927     (7,312)
Net income (loss)            (1,692)   (14,780)     3,930      5,047     (4,967)
Earnings (loss) per share:
 Basic                        (0.33)     (2.88)      0.78       1.01      (1.00)
 Diluted                      (0.34)     (2.88)      0.77       1.01      (1.00)
Cash dividend per share          -          -          -          -          -
Return on average
 stockholders' equity           (2%)      (16%)        4%         5%        (5%)

At Year End
Total Assets               $112,055   $124,363   $166,860   $166,078   $169,721
Working Capital              76,182     68,765     85,615     81,786     76,506
Long-term debt                   -          -         770      1,549      1,902
Stockholders' equity         89,342     90,327    104,573     99,217     93,959

Stockholders' equity
 per share                    17.15      17.60      20.46      19.88      18.86

*Income (loss) before income taxes and minority interest includes a $3,730,000 restructuring charge in the third quarter.

Quarterly Financial Data
($000 omitted except for per share amounts)


                              1st        2nd        3rd        4th       Year
                           ----------------------------------------------------
1997
Net sales                  $ 26,914   $ 32,322   $ 25,990   $ 30,145   $115,371
Cost of sales                20,247     25,232     19,259     22,148     86,886
Income (loss) before
 income taxes
 and minority interest       (3,518)       677      2,041        226       (574)
Net income (loss)            (4,269)       260      1,894        423     (1,692)
Earnings (loss) per share:
 Basic                        (0.83)      0.05       0.37       0.08      (0.33)
 Diluted                      (0.83)      0.05       0.36       0.08      (0.34)

1996
Net sales                  $ 36,283   $ 26,706   $ 25,249   $ 28,340   $116,578
Cost of sales                25,308     25,228     20,425     23,402     94,363
Income (loss) before
 income taxes
 and minority interest        1,441     (9,352)    (7,756)    (4,185)   (19,852)
Net income (loss)               963     (7,024)    (5,467)    (3,252)   (14,780)
Earnings (loss) per share:
 Basic                         0.19      (1.37)     (1.07)     (0.63)     (2.88)
 Diluted                       0.19      (1.37)     (1.07)     (0.63)     (2.88)
--------------------------------------------------------------------------------

Common Stock Prices


  1997                    High          Low
-------------------------------------------------
  Fourth Quarter        $ 14.125      $ 11.125
  Third Quarter           12.625        11.0625
  Second Quarter          12.50         10.50
  First Quarter           11.625         9.25

  1996                    High           Low
-------------------------------------------------
  Fourth Quarter        $ 11.00       $  8.50
  Third Quarter           13.75          9.75
  Second Quarter          17.50         13.00
  First Quarter           15.50         12.875

Stockholder and Dividend Information
AYDIN has approximately 6,000 stockholders of record and individual participants in security position listings. AYDIN has no present plans to pay any special cash dividends.

                           (page 30)

                           [graphic]

                           (page 31)

AYDIN CORPORATE HEADQUARTERS
Horsham, PA

AYDIN COMMUNICATIONS
Horsham, PA
System Integration; Command, Control & Communications (C3); Air Traffic Control; Modernization & Integration of Radars; Turnkey Communications Systems; Digital Wireless Telephony Equipment & Systems; Cell Extender; Network Access Equipment; Transcoders; Multiplexers; Telecom Systems; Microcell; DACS; Satellite Modems; Satellite TDMA Next-Generation Equipment; Digital & Analog Microwave Radios.

San Jose, CA
Thin Film Solid State Amplifiers & Microwave Integrated Circuit
Components for Wireless Telecommunications.

Turkey
AYDIN Yazilim ve Elektronik Sanayi A.S.
Software; Command, Control & Communications Systems (C3); Air
Defense; Digital Microwave Radios; Air-to-Ground VHF & UHF
Radios; Telecom Equipment & Systems; Computer Equipment &
Systems; Display Terminals.

AYDIN TELEMETRY
Newtown, PA
Airborne Data Acquisition Equipment & Systems (Telemetry); Ground Data Receiving & Processing; Transmitters; Transponders; Receivers; Power Amplifiers; Digital Recorders; Data Links; Avionics; Bus Products; Ground-to-Air UHF/VHF Transceivers & Multiplexers; Special Microcircuits.

AYDIN DISPLAYS
Horsham, PA
High Resolution Color Monitors; Flat Panels & Workstation
Products; Military Display Processors; Ruggedized Monitors &
Workstations; SPECTRUM AUTOSYNC Color Monitors; Color Display
Terminals; Workstations; X-Terminals.

United Kingdom
AYDIN Europe Limited
European Operations
(all products, systems & support).

OTHER
Croyden, PA
AYDIN Electro Fab
Single-sided,
Double-sided & Multilayer
Printed Circuit Boards.

Montgomeryville, PA
AYDIN Raytor
Precision Metal Fabrications.

Rancho Dominguez, CA
AYDIN Molded Devices
Vinyl Components.

                       (inside flyleaf)

CORPORATE INFORMATION AND DIRECTORY

Board of Directors

I. Gary Bard
Chairman of the Board and Chief Executive Officer
AYDIN

John F. Vanderslice
President and Chief Operating Officer
AYDIN

Dr. Nev A. Gokcen
Thermodynamicist, Department of
the Interior Bureau of Mines (Retired)

Admiral Harry D. Train, II
United States Navy (Retired)
Former Commander-In-Chief,
US Atlantic Command
Manager, Hampton Roads Operations,
Science Applications International Corporation

Ira Brind
President and co-founder, of
Brind-Lindsay & Co., Inc.
President of the Board of Managers,
of The Wistar Institute
Chairman of the Board of Trustees, of Thomas Jefferson
University Hospital

Gary Mozenter
Former Partner, Vice-Chairman
and Executive Committee Member,
at Coopers & Lybrand LLP

Corporate Officers

I. Gary Bard*
Chairman and Chief Executive Officer

John F. Vanderslice*
President and Chief Operating Officer

James R. Henderson*
Vice President,
Treasurer and Chief Financial Officer

H. Barry Maser*
Vice President of Business Development
and International Sales

Demirhan Hakimoglu*
Vice President

Robert A. Clancy
Secretary and Corporate Counsel

Herbert Welber*
Controller and Assistant Treasurer

AYDIN Corporate Headquarters
AYDIN Corporation
700 Dresher Road
Horsham, PA 19044

Telephone:  215-657-7510
Fax:  215-657-3830
Internet address:  www.aydin.com

Independent Auditors
Grant Thornton LLP
Two Commerce Square
Philadelphia, Pennsylvania 19103

General Counsel
Duane, Morris & Heckscher LLP
One Liberty Place
Philadelphia, Pennsylvania 19103

Registrar & Transfer Agent
ChaseMellon Shareholders Services, L.L.C.
Overpeck Centre
85 Challenger Road
Ridgefield Park, New Jersey 07660

Stock Data
AYDIN shares (ticker symbol AYD) are traded on the New York
Stock Exchange

Form 10-K
A copy of the AYDIN Annual Report on Form 10-K to the Securities and Exchange Commission is available without charge upon written request to:

Investor Relations
AYDIN
700 Dresher Road
Horsham, Pennsylvania 19044
(215) 657-7510

Annual Meeting
Shareholders are invited to attend our annual meeting:
Friday, May 1, 1998 at 3:00 pm
AYDIN Corporate Headquarters
700 Dresher Road
Horsham, Pennsylvania 19044


* Executive Officer

Get More Information Online. Chat with the CEO and learn more about AYDIN on the Internet at http://www.aydin.com

                        (inside cover)

AYDIN
Corporation
700 Dresher Road
Horcham, PA 19044
www.aydin.com

                         (back cover)

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

                                              Exhibit 23

                    CONSENT OF INDEPENDENT AUDITORS

We consent to incorporation by reference in Registration Statement Numbers: 333-31263, 33-61537, 33-53549, 33-34863, 33-
22016, 33-14284, 2-97645, 2-93603, 2-77623, and 2-64093 on Form
S-8 of Aydin Corporation of our reports dated February 2, 1998, relating to the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations and cash flows, and related schedules for the year ended December 31, 1997, which reports appear in or incorporated by reference in the 1997 Annual Report on Form 10-K of Aydin Corporation.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 24, 1998

                                               Exhibit 99

                     INDEPENDENT AUDITORS' REPORT

Under date of February 2, 1998, we reported on the consolidated balance sheet of Aydin Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year ended December 31, 1997, as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respect, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 2, 1998

