Form 10-Q
period 1998-04-04
AYDIN CORP
filed 1998-05-18
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549
                        FORM 10-Q
(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended         April 4, 1998
                               OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to __________

   Commission file number       1-7203

                      AYDIN CORPORATION
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)
    DELAWARE                                     23-1686808
-----------------------------------------------------------
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification No.)

             700 DRESHER ROAD, HORSHAM, PA 19044
_____________________________________________________________
(Address of principle executive offices)    (Zip Code)
                       (215) 657-7510
_____________________________________________________________
   (Registrant's telephone number, including area code) (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _____X_____   NO ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of common stock, $1.00 par value, outstanding as of May 18, 1997.
                  ______5,216,300______

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                AYDIN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS
               OF OPERATIONS AND COMPREHENSIVE INCOME
               ($000 omitted except per share amounts)

                                            3 Months Ended
                                       April 4, 1998 March 29, 1997
                                        (Unaudited)
NET SALES                                $  26,124   $    26,914

COST AND EXPENSES
  Cost of Sales
    TMRC contract arbitration and other     20,343             0
    Other cost of sales                     21,917        20,247
  Selling, general and administrative        6,981         6,212
  Research and development                     503         1,395
  Restructuring costs                        1,548             0
  Environmental remediation                      0         2,612
  Interest expense (income), net              (242)          (34)
                                         __________   ___________
                                  Total     51,050        30,432
                                         __________   ___________

INCOME (LOSS) BEFORE INCOME TAXES          (24,926)       (3,518)

INCOME TAX PROVISION (RECOVERY)               (780)          751
                                         __________   ___________

NET INCOME (LOSS)                       $  (24,146)   $   (4,269)
                                         __________   ___________
                                         __________   ___________

LOSS PER SHARE                          $    (4.64)   $    (0.83)
                                         __________   ___________
                                         __________   ___________

Number of shares used for per
 share amounts                           5,208,970     5,141,582
                                         __________   ___________
                                         __________   ___________

COMPREHENSIVE NET INCOME (LOSS)
  Net income (loss) as above            $  (24,146)   $   (4,269)
  Foreign currency translation
    income (loss)                                2          (107)
                                         __________   ___________

Comprehensive net income (loss)         $  (24,144)   $   (4,376)
                                         __________   ___________
                                         __________   ___________

AYDIN CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED
BALANCE SHEETS
($000 omitted)
                            ASSETS

                                    April 4, 1998  Dec. 31, 1997
                                      (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents:
  1998, $6,145; 1997, $4,059        $     6,145    $   4,059
Restricted cash                           4,814        6,102
Accounts receivable                      22,825       24,137
Unbilled revenue, after progress
 billings                                35,026       39,682
Inventories:
  Raw materials                           9,731        9,807
  Work-in-process                         5,900        6,217
  Finished product                        2,071        1,889
Prepaid expenses and other                4,321        5,593
                                    ___________    _________
Total current assets                     90,833       97,486
PROPERTY, PLANT AND EQUIPMENT
net of accumulated depreciation:
  1998, $35,760; 1997, $53,199           14,117       14,479
OTHER ASSETS                                 54           90
                                    ___________    _________
TOTAL ASSETS                        $   105,004    $ 112,055
                                    ___________    _________
                                    ___________    _________

             LIABILITIES AND STOCKHOLDERS' EQUITY

                                    April 4, 1998  Dec. 31, 1997
                                     (Unaudited)
CURRENT LIABILITIES:
Notes payable                       $    1,834     $      -
Short-term bank debt                         0           200
Accounts payable                         7,468         8,668
Accrued contract arbitration
 and related                            18,417             0
Accrued liabilities, other               6,510         6,060
Contract billings in excess of
  recognized revenue                     2,193         2,507
Accrued and deferred income taxes        1,989         3,869
                                    ___________    _________
Total current liabilities               38,411        21,304

DEFERRED INCOME TAXES                      461           461

OTHER LIABILITIES                          924           948

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000 shares;
  issued: 1998 - 5,209,800 shares;
  1997 - 5,208,800 shares                5,210         5,209
 Additional paid-in capital              3,150         3,141
 Retained earnings                      57,265        81,411
 Accumulated other comprehensive
 income                                   (417)         (419)
                                    ___________    _________
Stockholders' equity                    65,208        89,342
                                    ___________    _________
TOTAL LIABILITIES AND EQUITY        $  105,004     $  112,055
                                    ___________    _________
                                    ___________    _________

AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000 omitted)

                                            Three Months Ended
                                       April 4, 1998   March 29, 1997
                                        (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                      $ (24,146)      $   (4,269)
Items not affecting cash:
  Environmental remediation                    0            2,612
  Depreciation and amortization              551              744
  Other                                       14              (97)
Changes in certain working
 capital items:
  Accounts Receivable                      1,312            4,433
  Unbilled Revenue                         4,656           (1,745)
  Contract billings in excess of
   recognized revenue                       (315)           1,586
  Inventories                                211               49
  Prepaid expenses and other               1,272              553
  Accrued contract arbitration and
   related                                18,417                0
  Accounts payable and other accrued
   liabilities                              (749)          (4,989)
  Accrued income taxes                    (1,880)             406
                                       __________      ___________
Cash (Used) By Operating Activities         (657)            (717)

INVESTING ACTIVITIES
Net property, plant and equipment
 additions                                  (189)          (1,008)
                                       __________      ___________
Cash (Used) By Investing Activities         (189)          (1,008)

FINANCING ACTIVITIES
Proceeds (repayments) on long-term debt    1,834                0
Net short-term borrowings (repayments)      (200)            (600)
Proceeds from issuance of stock               10              223
                                       __________      ___________
Cash Provided (Used) By Financing
 Activities                                1,644             (377)
                                       __________      ___________

INCREASE (DECREASE) IN CASH, CASH
  EQUIVALENTS AND RESTRICTED CASH            798           (2,102)
CASH, CASH EQUIVALENTS AND RESTRICTED
 CASH AT BEGINNING OF YEAR                10,161           13,066
                                       __________      ___________
CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH AT END OF PERIOD     $  10,959       $   10,964
                                       __________      ___________
                                       __________      ___________

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1998 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there were two significant changes in contingency disclosures. First, on April 10, 1998 an arbitration panel ruled in favor of a subcontractor's claim on the TMRC contract with the Government of Turkey. The impact of this ruling, together with related interest and an increase in other estimated completion costs on the TMRC contract (a $20.3 million charge) is included in the 1998 First Quarter Statement of Operations. Second, the Company re-evaluated its position regarding contingencies on certain US Government contracts resulting in a $2.4 million charge against income in the first quarter. Pretax results for the first quarter include foreign currency translation gains relating to the Turkish subsidiary of $300,000 for 1998 and $147,000 for 1997.

INDEPENDENT ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL
INFORMATION
Board of Directors and Stockholders
Aydin Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of April 4, 1998 and March 29, 1997, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three month periods ended April 4, 1998 and March 29, 1997. These financial statements are the responsibility of the management of Aydin Corporation and subsidiaries.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated
February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
May 5, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company incurred a loss of $24.1 million, or $4.64 per share, in the first quarter of 1998, compared to a loss of $4.3 million, or $.83 per share, in the first quarter of 1997.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company had submitted to arbitration its dispute with a subcontractor (Lockheed Martin Tactical Systems, Inc.) on the TMRC contract with the Government of Turkey. As reported in the Company's Report on Form 8-K dated April 10, 1998, on that date the arbitration panel awarded Lockheed Martin $17,161,897, which amount is to be paid within 45 days of the arbitrators' decision, after which time interest accrues thereon. First quarter 1998 results reflect a $20.3 million increase in cost of sales related to the TMRC contract, consisting of the arbitration award, related interest, and an increase in other estimated completion costs on the TMRC contract. The Company has filed an appeal of the arbitration decision in federal court in the Eastern District of Pennsylvania. At the same time, the Company has been in discussions with Lockheed Martin regarding the arbitration award. The Company anticipates generating the funds for any payment on the award primarily from the sale of assets, as described below.

The Company has determined to concentrate its focus on its core businesses of Telemetry and Communications (which latter business includes, in addition to its core products and systems, the Company's operations in Turkey as well as AYDIN Electro Fab, which supplies key components to the Communications Division). Accordingly, first quarter results reflect a restructuring charge of $1.5 million related to the planned shut-down of the Raytor Division ($1.0 million) and a reduction in corporate expenses ($.6 million), and plans are underway to sell the Displays, West Coast Microwave Components and Molded Devices Divisions. The Company has signed a letter of intent with the prospective purchaser of the Displays Division and is negotiating the terms of a definitive purchase agreement with the prospective purchaser of the West Coast Microwave Components Division. The restructuring is expected to be completed by year end 1998.

In addition to the charges described above, first quarter
1998 operating results were impacted by the following items: a $1.6 million reduction in net sales, reflecting the Company's decision to relinquish its position regarding collectible revenues under a contract with the U.S. Government; the write-off of certain West Coast assets which will not be included with the planned sale of the West Coast Microwave Components Division but which will have negligible value following such sale ($.8 million); and a $.9 million increase in litigation contingency reserves related to several outstanding claims against the Company.

Net sales of $26.1 million for the first quarter of 1998 declined by $.8 million, or 3%, from the year ago period due to the items described above. Cost of sales for the first quarter includes a charge of $20.3 million related to the TMRC contract and a $.9 million litigation provision, as described above. Excluding these items, as well as the $1.6 million reduction of net sales described above, the cost of sales as a percentage of net sales in the first quarter of 1998 was 76%, compared to 75% in the year ago period.

Environmental remediation expense of $2.6 million in last year's first quarter resulted from the write-off of an anticipated insurance recovery of money previously spent ($1.5 million) and to be spent ($1.1 million) over a 30 year period on an environmental clean-up at a site leased by the Company prior to 1984. The write-off resulted from an unfavorable court ruling in April 1997 involving the future collection of the insurance recovery. The Company has appealed this ruling to the California Supreme Court and has been informed that oral arguments have been scheduled for June 1998.

The income tax recovery for 1998 reflects the available U.S.
carryback of a portion of the 1998 net operating loss. The income tax provision for 1997 represents foreign taxes on the income of foreign operations.


Financial Condition

The TMRC contract arbitration award described above and related interest are recorded as a liability of $18.4 million at 1998 first quarter end. As a result of this arbitration award, the Company is not in compliance with certain of the financial covenants in its credit agreement with AT&T Commercial Finance Corporation ("AT&T"), and AT&T has notified the Company that, as the result of such non-compliance, as of the quarter end the Company is in default under the credit agreement. In light of such notification, the full remaining portion ($1.8 million) of a $2 million two-year term loan obtained during the quarter under the AT&T agreement has been classified as a current liability at quarter end. AT&T has indicated, however, that notwithstanding such default it does not intend to seek immediate repayment of amounts outstanding under the credit agreement, pending resolution of how the Company plans to satisfy the arbitration award.

Unbilled revenue (after progress billings) declined $4.6 million from December 31, 1997 to April 4, 1998. Of this amount, $1.9 million relates to the impact on unbilled revenue of an increase in estimated costs to complete the TMRC contract, and $1.6 million relates to the Company's decision to relinquish its position regarding collectible revenues under a contract with the U.S. Government, both as described above.

Prepaid expenses and other declined by $1.3 million during the 1998 first quarter. Approximately $.9 million of this decline was from the refund of U.S. income taxes during the quarter. The remaining refundable U.S. income tax payment of approximately $3 million reflected in this line item was received by the Company after the close of the quarter.

Accrued and deferred income taxes decreased by $1.8 million in the quarter due to a $.8 million carryback of U.S. taxes resulting from the first quarter loss, $.6 million of translation gains and foreign tax payments, and $.4 million of U.S. tax payments.

PART II -     OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Reference is made to Part I, Item 3 - "Legal
Proceedings" in Registrant's Annual Report on Form 10-
K for the year ended December 31, 1997, describing the arbitration claims and counterclaims involving the Registrant and a subcontractor (Loral Defense Systems
- Eagan, now Lockheed Martin Tactical Systems, Inc.)
on the TMRC program with the Government of Turkey.

On April 10, 1998, the arbitration panel in the binding arbitration proceeding awarded Lockheed Martin $17,161,897. The award is to be paid by the Registrant within 45 days, after which time interest will accrue on any unpaid balance. The award is reflected in the Registrant's results of operations for the first quarter of 1998, as described in Part I of this Report. On May 11, 1998, the Registrant filed a Motion to Vacate and/or Modify the Arbitration Award in the United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-MC-0080.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)    The Registrant held its Annual Meeting of
            Stockholders on May 1, 1998.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All such nominees were elected.

     (c) The matters voted upon and the results of the voting were as follows:

            (1)     Election of Directors

                                    For         Withheld
              I. Gary Bard         3,134,893    1,437,577
              Ira Brind            3,136,443    1,436,027
              Nev A. Gokcen        3,441,993    1,130,477
              Gary Mozenter        3,136,083    1,436,387
              Harry D. Train II    3,442,043    1,130,427
              John F. Vanderslice  3,134,820    1,437,650

               (2) To approve an amendment to the 1996 Equity
                   Incentive Plan.

                      For      Against     Abstain
                   2,975,405  1,581,647     15,418

               (3) To approve the Director Retirement Plan.

                      For      Against     Abstain
                   2,823,773  1,730,316     18,381


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -    None
          Exhibit 3(i) - Restated Certificate of
                         Incorporation (filed as Exhibit
                         3(i) to Registrant's
                         Annual Report on Form 10-K for the
                         year ended December 31, 1994 and
                         incorporated herein by reference).
          Exhibit 3(ii)- By-Laws (filed as Exhibit 3(ii) to
                         Registrant's Annual Report on Form
                         10-K for the year ended December
                         31, 1996 and incorporated herein
                         by reference).
          Exhibit 4 -    None
          Exhibit 10 -   The Employees' Stock Purchase Plan,
                         as amended.
          Exhibit 11 -   None
          Exhibit 15 -   Letter re unaudited interim
                         financial information
          Exhibit 18 -   None
          Exhibit 19 -   None
          Exhibit 22 -   None
          Exhibit 23 -   None
          Exhibit 24 -   None
          Exhibit 27 -   Financial Data Schedule (electronic
                         filing only)
          Exhibit 99 -   None

      (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the First
          Quarter 1998.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AYDIN CORPORATION



DATE    May 18, 1998     /s/ James R. Henderson
                         James R. Henderson
                         Vice President, Treasurer and
                         Chief Financial Officer


DATE    May 18, 1998     /s/ Gene S. Schneyer
                         Gene S. Schneyer,
                         Vice President, Secretary
                         and General Counsel

EXHIBIT 10

AYDIN CORPORATION
EMPLOYEES' STOCK PURCHASE PLAN
(Last Amended May 1, 1998)

1. Purpose of the Plan. The purpose of the Plan is to grant employees of Aydin Corporation (the "Company") an opportunity to acquire a proprietary interest in the Company and thereby provide those employees with an added incentive to increase the earnings of the Company.

2. Administration of the Plan. The Board of Directors of the Company shall administer the Plan and may make rules and regulations for carrying out this Plan and may make such changes in and additions to this Plan as it may deem advisable and in the best interests of the Company. The interpretation and construction of any provision of the Plan by the Board of Directors shall be final and conclusive.

3. Eligible Employees. All full-time employees who shall have been in the continuous employ of the Company for at least six months and who have reached the age of 18 years shall be eligible to participate in the Plan.

4. Procedure for Participating. Any Eligible Employee may become a participant under this Plan by submitting to the Company, not later than 10 days prior to any month during which he is eligible to participate, a request in form satisfactory to the Company for the withholding of a portion of his salary for each biweekly pay period, and the payment thereof to the Trustee described in paragraph 7. Deductions thus authorized shall be stated in whole dollar amounts and may not exceed $80.00 of the employee's earnings for each biweekly pay period, and may not in any event be less than $8.00 per biweekly pay period.

All moneys deducted from employees' earnings may be co-mingled with the funds of the Company until payment to the Trustee pursuant to paragraph 5.

After an employee has become a participant in the Plan, his participation will continue so long as the Plan continues in effect or until his death, termination of employment, or withdrawal. His participation shall be on the basis of the payroll deduction request submitted by him as aforesaid and then currently in effect.

An employee may increase or decrease the amount of his payroll deductions by request submitted to the Company not less than 15 days prior to the commencement of the biweekly pay period for which such change is to be effective.

5. Payments to Trustee; Contributions by the Company. The Company will pay to the Trustee not later than 15 days after the end of each month on behalf of each participant in the Plan, (a) the total of all amounts withheld from such employee's salary for the preceding month under paragraph 4 above and (b) in addition, as a contribution of the Company, a sum equal to 20% of the amount paid under the foregoing clause
(a). The Board of Directors may change the percentage of the Company's contribution upon 30 days notice to all participants as long as the percentage fixed is not more than 20% or less than 10%.

6. Deductions for Company's contributions. The Company's contributions shall be subject to all federal, state and local taxes and charges as required by law to be withheld by the Company for such payments to each employee. The amount of the Company's contribution shall be added to each employee's biweekly gross pay for the purpose of calculating such deductions, and to such extent shall reduce the weekly net pay to each employee. The amount paid to the Trustee, as provided in paragraph 5, shall therefore be the amount authorized to be withheld from the employees' pay plus the Company's contribution.

7. Trustee. The Board of Directors will designate a stock brokerage firm to act as Trustee under the Plan (said stock brokerage firm being herein called the Trustee), with the right in said Board to change the designation in its discretion. The Trustee will hold as custodian all funds received by it under the Plan and, until delivery thereof to the participants, all shares of the Company's stock acquired by the Trustee under the Plan. No interest will be paid by the Trustee on any funds held by it hereunder. The Trustee may rely on all orders, requests, and instructions with respect to the Plan given in writing and signed by any person authorized by the Board of Directors, and the Trustee shall not be liable to any person for any action taken in accordance therewith. Such trustee shall serve without compensation except brokerage commissions.

8. Purchase of Stock. As soon as practicable after the Trustee has received from the Company payment of the payroll deductions and Company contributions for the preceding month, under paragraph 5, above, the Trustee will apply the funds then in its custody hereunder to the purchase at prevailing market prices of the number of shares of the Company's common stock which can be purchased with such funds. Any moneys remaining after the purchase of such stock shall be retained by the Trustee and added to the fund available during the following month. All purchases of stock as herein provided will be made in the name of the Trustee or its nominee. The stock purchased with the funds received by the Trustee under the Plan shall be credited pro rata (to the nearest one one-hundredth of a share) to the accounts of the participants in the Plan according to their respective interests in such funds.

9. Dividends. Cash dividends and other cash distributions, if any, received by the Trustee on stock held in its custody hereunder will be credited to the accounts of the participants in proportion to their interests in the stock held by the Trustee, and will be applied, as soon as practicable after receipt thereof by the Trustee, to the purchase of additional shares of the Company's common stock, and such shares will be credited to the accounts of the respective participants, in the manner provided in paragraph 8. Dividends paid in shares of the Company's common stock, if any, which are received by the Trustee with respect to stock held in its custody hereunder will be allocable to the participants (to the nearest one one-hundredth of a share) in accordance with their interest in the stock with respect to which the dividends, if any, are paid.

10. Custody of Shares. Accumulation of shares purchased under paragraph 8 shall be held by the Trustee for the account of the participants and a quarterly statement will be sent to each participant showing the current status of his account. A participant may request delivery of all or a portion of the number of whole shares credited to his account by written request to the Trustee. If such a request is made, the Trustee will deliver to such participant such number of whole shares as soon as practicable after the end of the month such request is received by the Trustee. The amount of any fractional share credited to the account of a participant shall be carried over and added to the number of shares credited the participant from purchases by the Trustee the next month.

11. Brokerage commissions, stock transfer taxes, and administration expenses. Brokerage commissions payable in connection with the purchase of stock hereunder and transfer taxes payable in connection with the delivery to the participants of stock acquired hereunder shall be borne by the Company. All brokerage commissions and transfer taxes payable in connection with the sale of such shares shall be the responsibility of each individual participant. The costs of postage and handling expenses for mailing the proxies, quarterlies and Annual Reports, will be borne by the Company.

12. Stockholder rights. Until delivery to the participants of the shares of the Company's stock hereunder, the Trustee will exercise all voting rights pertaining to each participant's pro rata share of such stock in accordance with written directions, if any, given to the Trustee by such participant; in the absence of such directions the Trustee, in its discretion, may exercise all such voting rights on behalf of such participant in such manner as the Trustee may determine.

13. Withdrawal from the Plan. A participant may withdraw from the Plan, effective as of the end of any calendar month, by giving written notice to the Company and the Trustee not later than the 15th day of such month. Upon any such withdrawal, the participant shall be entitled to receive from the Trustee, as soon as practicable after the Trustee shall have completed its purchases of stock hereunder for the month ending on the effective date of such withdrawal, (a) the number of whole shares of stock credited to the account of such participant to the effective date of withdrawal, and (b) the cash value of any fractional share credited to such participant's account to the effective date of withdrawal (or any cash credited to the participant's account which, in view of his withdrawal, has not been invested by the Trustee). A participant who withdraws from the Plan may reenter the Plan at any time pursuant to the procedure set forth in paragraph 4 hereof. A participant whose contributions under the Plan shall have been discontinued by reason of an absence or leave approved by an authorized representative of the Company shall not be considered to have withdrawn from the Plan, and payroll deductions and Company contributions pursuant to paragraphs 4 and 5 hereof shall be resumed as soon as such employee shall return to work following such absence or leave.

14. Death; Termination of Employment. In the event of the death of a participant or of the termination of his employment for any other reason, he or his personal representatives shall be entitled to receive an amount of stock and cash determined in the same manner and payable at the same time as if he had withdrawn from the Plan by giving notice of his withdrawal effective as of the end of the month in which such death or termination occurs.

15. Termination of the Plan. The Board of Directors may at any time terminate the Plan, effective as of the first day of any calendar month subsequent to the Board's action. In the event of termination of the Plan, each participant shall be entitled to receive from the Trustee the number of whole shares of the Company's common stock credited to his account and his allocable portion of the proceeds of stock sold by the Trustee in order to pay the cash value of fractional shares held for the accounts of the participants (or any cash credited to his account which, in view of the termination, has not been invested by the Trustee).

16. Notices. Any notice hereunder to the Company shall be in writing and such notice shall be deemed given or made only upon receipt thereof at the Company's office at 700 Dresher Road, Horsham, PA 19044 or at such other address as the Company may designate by notice to the participants and to the Trustee. Any notice hereunder to the Trustee shall be given in writing and such notice shall be deemed duly given or made only upon receipt thereof at the Trustee's principal office or at such other address as the Trustee may designate by notice to the Company.

Any notice to a participant hereunder shall be in writing and shall be deemed received if mailed or delivered to the participant at such address as the participant shall have on file with the Company.

Copies of all reports, proxy statements and other communications distributed to shareholders of the Company will be transmitted to all employees participating in the Plan who do not otherwise receive such material as shareholders.

17. Effective Date. This amended Plan shall become effective on May 1, 1998.

18. Maximum Number of Shares. The maximum number of shares of the Company's common stock which can be purchased by the Trustee under this plan is 100,000 shares.

                                               EXHIBIT 15

Securities and Exchange Commission
Washington, D.C. 20549


We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of April 4, 1998 and for the three-month periods ended April 4, 1998 and March 29, 1997 in accordance with standards established by the American Institute of Certified Public Accountants and issued our report thereon dated May 5, 1998. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended April 4, 1998 are being incorporated by reference in the Registration Statement Nos. 333-31263; 33-61537; 33-53549;
33-34863; 33-22016; 33-14284; 2-97645; 2-93603; 2-77623;
2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
May 14, 1998