Form 10-Q
period 1998-06-27
AYDIN CORP
filed 1998-08-11
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549
                        FORM 10-Q
(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended ____June 27, 1998_____
                               OR
_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

             700 DRESHER ROAD, HORSHAM, PA 19044
___________________________________________________________
(Address of principal executive offices)    (Zip Code)
                       (215) 657-7510
___________________________________________________________
   (Registrant's telephone number, including area code)
  (Former name, former address and former fiscal year, if
               changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
YES _____X_____   NO ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of common stock, $1.00 par value, outstanding as of July 31, 1998.
                  ______5,209,800__________

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME
($000 omitted except per share amounts)

                                            3 Months Ended                  6 Months Ended
                                      June 27, 1998  June 28, 1997    June 27,1998  June 28, 1997
                                              (Unaudited)                     (Unaudited)
NET SALES                              $   27,478      $  32,322       $  53,603     $  59,236

COST AND EXPENSES
  Cost of Sales
    Contract arbitration and related            0              0          20,343             0
    Other                                  19,910         25,232          41,828        45,479
  Selling, general and administrative       6,897          6,961          13,877        13,173
  Research and development                    513            672           1,016         2,067
  Restructuring costs                           0              0           1,548             0
  Environmental remediation                     0              0               0         2,612
  Gain on sale of facility                      0         (1,074)              0        (1,074)
  Interest expense (income), net              (87)          (146)           (329)         (180)
                                       __________      _________        ________      ________
                            Total          27,233         31,645          78,283        62,077
                                       __________      _________        ________      ________
INCOME (LOSS) BEFORE INCOME TAXES             245            677         (24,680)       (2,841)

INCOME TAX PROVISION (RECOVERY)                30            417            (750)        1,168
                                       __________      _________        ________      ________

NET INCOME (LOSS)                      $      215      $     260       $ (23,930)    $  (4,009)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

INCOME (LOSS) PER SHARE                $     0.04      $    0.05       $   (4.59)    $   (0.78)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

Number of shares used for per share
   amounts                              5,213,284      5,153,400        5,209,727    5,147,491

COMPREHENSIVE NET INCOME (LOSS)
  Net income (loss) as above           $      215      $     260       $  (23,930)   $  (4,009)
  Foreign currency translation
    income (loss)                               0            226                2          129
                                       __________      _________        ________      ________

Comprehensive net income (loss)        $      215      $     486       $  (23,928)   $  (3,880)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________


AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000 omitted)

ASSETS

                                            June 27, 1998    Dec. 31, 1997
                                             (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
  1998, $ 6,492; 1997, $ 4,059               $    6,492      $     4,059
Restricted cash                                   3,812            6,102
Accounts receivable                              24,929           24,137
Unbilled revenue, after progress billings        36,201           39,682
Inventories:
  Raw materials                                   8,833            9,807
  Work-in-process                                 5,483            6,217
  Finished product                                2,226            1,889
Prepaid expenses and other                        1,679            5,593
                                             __________      ___________
Total current assets                             89,655           97,486

PROPERTY, PLANT AND EQUIPMENT
net of accumulated depreciation:
  1998, $ 38,077; 1997, $ 59,241                 14,147           14,479
OTHER ASSETS                                         46               90
                                             __________      ___________
TOTAL ASSETS                                 $  103,848      $   112,055
                                              __________      ___________
                                             __________      ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 27, 1998      Dec. 31, 1997
                                           (Unaudited)
CURRENT LIABILITIES:
Short-term borrowings                       $     641        $     200
Accounts payable                                7,121            8,668
Accrued contract arbitration and related       17,417                0
Accrued liabilities, other                      7,816            6,060
Contract billings in excess of
  recognized revenue                            3,087            2,507
Accrued and deferred income taxes               1,031            3,869
                                            _________        _________
Total current liabilities                      37,113           21,304

DEFERRED INCOME TAXES                             461              461

OTHER LIABILITIES                                 839              948

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  authorized 7,500,000 shares: issued
  1998 - 5,209,800 shares;
  1997 - 5,208,800 shares;                      5,211            5,209
 Additional paid-in capital                     3,160            3,141
 Retained earnings                             57,481           81,411
 Accumulated other comprehensive income          (417)            (419)
                                            _________        _________
Stockholders' equity                           65,435           89,342
                                            _________        _________

TOTAL LIABILITIES AND EQUITY                $ 103,848        $ 112,055
                                            _________        _________
                                            _________        _________

AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
($000 omitted)

                                               Six Months Ended
                                         June 27, 1998     June 28, 1997
                                          (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net loss                                   $ (23,930)        $  (4,009)
Items not affecting cash:
  Environmental remediation                        0             2,612
  Depreciation and amortization                1,148             1,444
  Gain on sale of facility                         0            (1,074)
  Other                                          (63)               24
Changes in certain working capital items:
  Accounts Receivable                           (792)            5,723
  Unbilled Revenue                             3,481            (2,784)
  Contract billings in excess of
    recognized revenue                           580              (463)
  Inventories                                  1,371               296
  Prepaid expenses and other                   3,914            (2,732)
  Accrued contract arbitration and related    17,417                 0
  Accounts payable and other
    accrued liabilities                          209            (4,303)
  Accrued income taxes                        (2,838)            2,703
                                           _________         _________
 Cash Provided (Used) by
  Operating Activities                           497            (2,563)

INVESTING ACTIVITIES
Net property, plant and equipment
 additions                                      (816)           (1,486)
Proceeds from sale of facility                     0             2,250
                                           _________         _________
Cash Provided (Used) by
 Investing Activities                           (816)              764

FINANCING ACTIVITIES
Net short-term borrowings (repayments)           441            (2,600)
Proceeds from issuance of stock                   21               223
                                           _________         _________
Cash Provided (Used) By
 Financing Activities                            462            (2,377)

INCREASE (DECREASE) IN CASH, CASH
  EQUIVALENTS AND RESTRICTED CASH                143            (4,176)
CASH, CASH EQUIVALENTS AND RESTRICTED
   CASH AT BEGINNING OF YEAR                  10,161            13,066
                                           _________         _________
CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH AT END OF PERIOD         $  10,304          $  8,890
                                           _________         _________
                                           _________         _________

NOTE TO FINANCIAL STATEMENTS:

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The 1998 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there were two significant changes in contingency disclosures. First, on April 10, 1998 an arbitration panel ruled in favor of a subcontractor's claim on the TMRC contract with the Government of Turkey. The impact of this ruling (a $20.3 million charge) was included in the 1998 First Quarter Statement of Operations and is reflected herein in the 1998 Six Months Statement of Operations. Second, the Company re-evaluated its position regarding contingencies on certain US Government contracts resulting in a $2.4 million charge against income in the 1998 first quarter. Pretax results for the six month periods included foreign currency translation gains and losses relating to the Turkish subsidiary of a $126,000 gain for 1998 and a $175,000 loss for 1997.


INDEPENDENT ACOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL
INFORMATION

Board of Directors and Stockholders
Aydin Corporation


	We have reviewed the accompanying condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of June 27, 1998 and June 28, 1997, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended June 27, 1998 and June 28, 1997 and related statements of cash flows for the six month periods ended June 27, 1998 and June 28, 1997. These financial statements are the responsibility of the management of Aydin Corporation and subsidiaries.

	We conducted the review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

Philadelphia, Pennsylvania
July 22, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income of $215,000, or $.04 per share, in the second quarter of 1998, compared to net income of $260,000, or $.05 per share, in the second quarter of 1997. Revenues for the second quarter were $27.5 million compared to $32.3 million in the second quarter of 1997. In the 1998 second quarter the Company generated positive cash flow from operating activities of more than $1.1 million.

The net loss for the six month period ended June 30, 1998 was $23.9 million, or $4.59 per share, compared a net loss of $4.0 million, or $0.78 per share, for the comparable period of 1997. Revenues for the six month periods were $53.6 million in 1998 compared to $59.2 million in 1997. The net loss for the 1998 six month period primarily reflects the previously reported $17.2 million commercial arbitration award in favor of Lockheed Martin Corporation and other charges taken in the first quarter.

Although second quarter 1998 net sales revenues declined 15% from the year ago quarter, a more favorable mix of business and lower overhead costs enabled the Company to record second quarter pre-
tax operating profit of $245,000.   This compares favorably to a
pre-tax operating loss of $397,000 in the 1997 second quarter, excluding a gain of $1,074,000 in that quarter on the sale of real estate.

1998 net sales declined by $4.8 million (15%) from the year ago quarter and by $5.6 million (9%) from last year's first six months primarily as a result of lower sales on the TMRC contract with the Government of Turkey. The year ago TMRC sales reflected significant activity on a subcontract which was completed last year.

"Cost of sales, contract arbitration and related" of $20.3 million for the 1998 six month period represents the first quarter 1998 charge from the arbitration award to Lockheed Martin Corporation, related interest and an increase in other estimated completion costs on the TMRC contract, as explained more fully below under Financial Condition. Other cost of sales as a percentage of sales for the second quarter improved to 73% from 78% in the year ago quarter primarily due to a higher proportion of more profitable sales and a reduction of overhead. Other cost of sales as a percentage of sales increased to 78% for the first six months of 1998 from 77% in 1997 primarily as a result of first quarter 1998 charges for: (a) the Company's decision to relinquish its position regarding collectible revenues under a contract with the U.S. Government ($1.6 million); (b) an increase in litigation contingency reserves related to several outstanding claims against the Company ($.9 million); and (c) the write-off of certain West Coast assets which will not be included with the planned sale of the Microwave Division but which will have negligible value after the sale ($.6 million).

As reported in the Report on Form 10-Q for the first quarter of 1998, the Company is concentrating its focus on its core businesses of Telemetry and Communications. Accordingly, first quarter 1998 results included a $1.5 million restructuring charge related to the planned shut-down of the Raytor Division (approximately $1 million) and a reduction in corporate expenses ($.6 million). Approximately $200,000 has been spent through the end of the second quarter on the restructuring which is expected to be completed during the third quarter of 1998. In connection with the decision to concentrate the Company's focus on its core businesses, the Company is looking to sell its Displays, West Coast Microwave Components and Molded Devices Divisions. The Company continues to negotiate with prospective purchasers of the West Coast Microwave Components and Displays Divisions, respectively, and is in the process of finalizing a definitive purchase agreement with a prospective purchaser of the Molded Devices Division. Subsequent to the second quarter end, the Company completed the previously announced shut down of its Raytor Division.

Environmental remediation expense of $2.6 million in last year's first quarter resulted from the write-off of an anticipated insurance recovery of money previously spent ($1.5 million) and to be spent over a 30 year period on an environmental clean-up at a site leased by the Company prior to 1984. The write-off resulted from an unfavorable court ruling in April 1997 involving the future collection of the insurance recovery. The Company has appealed this ruling to the California Supreme Court, where a decision on the appeal is pending, following oral argument held in June 1998.

Gain on sale of facility relates to two Company-owned buildings sold in the second quarter of 1997. The operations housed in these facilities were relocated to other Company-owned buildings.

The income tax recovery for 1998 reflects the available U.S.
carryback of a portion of the 1998 net operating loss. The income tax provision for 1997 represents foreign taxes on the income of foreign operations.


Financial Condition

As previously reported in the Company's Report on Form 8-K dated April 10, 1998, on that date the arbitration panel in the Company's dispute with Lockheed Martin Corporation ("Lockheed"), a subcontractor on the Company's TMRC contract with the Government of Turkey, awarded Lockheed $17.2 million. On June 8, 1998, the Company announced that it had reached agreement with Lockheed regarding payment of the arbitration award. Under the terms of the agreement, the Company has withdrawn its appeal of the arbitration award and Lockheed withdrew its motion seeking judgment on the award. As of the date of filing this Report on Form 10-Q, the Company has paid Lockheed $2 million and agreed to pay $.5 million monthly through December 1, 1998. The agreement further provides for accelerated payments upon the sales of certain of the Company's Divisions as discussed above and for payment in full of all obligations to Lockheed by December 15, 1998. The award including anticipated interest is recorded as a $17.4 million current liability at June 27, 1998. The Company anticipates that the substantial majority of the award will be paid from the proceeds of the Division sales. If such sales are not consummated by December 15, 1998, the Company would require other sources of funds to meet such obligations. While the Company is continuing to explore other borrowing sources, there can be no assurance that other sources of funds would be available.

As a result of the arbitration award, the Company is in default under a credit agreement with AT&T Commercial Finance Corporation ("AT&T"). During the first quarter of 1998, the Company borrowed $2 million on a two year term loan under this credit agreement.
At June 27, 1998, the remaining unpaid balance of the loan has been reduced to $641,000 and is recorded as a current liability, which liability was satisfied by July 31, 1998, under an agreement reached with AT&T. Also under this agreement, the Company has agreed to provide cash collateral by not later than November 13, 1998 for the full amount then outstanding of a letter of credit issued pursuant to the original AT&T credit agreement, which letter of credit has a balance outstanding of approximately $1.1 million as of the date of filing this Report.

Backlog at June 27, 1998 was $63 million, compared to $71 million at December 31, 1997. The decrease was primarily due to reduced backlog on the TMRC program which is nearing completion and delays in the receipt of certain Telemetry Division orders.

Unbilled revenue (after progress billings) declined by $3.5 million from December 31, 1997 through June 27, 1998. Of this amount, $1.9 million relates to the impact of the first quarter 1998 increase in estimated costs to complete the TMRC contract, and $1.6 million relates to the Company's decision in the first quarter of 1998 to relinquish its position regarding collectible revenues under a contract with the US Government, as described in the Company's First Quarter 1998 Form 10-Q.

Prepaid expenses and other declined by $3.9 million during the 1998 six month period as the result of the refund of U.S. income taxes which were included in prepaid expenses at year end 1997.

"Accrued liabilities, other" increased by $1.7 million from year end 1997 to June 27, 1998 primarily due to $1.1 million of increases in litigation contingency reserves (of which $.9 million was recorded in the first quarter) and $759,000 of liabilities recorded in connection with the first quarter restructuring charge.

Accrued and deferred income taxes decreased by $2.8 million from December 31, 1997 to June 27, 1998 primarily because of a $.9 million carryback of U.S. taxes resulting from the first quarter 1998 loss and $1.3 million of foreign tax payments and translation gains.

Except for the historical matters contained in this Report on Form 10-Q, statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, reductions in orders from current customers, or delays in ordering by current customers, failure to obtain anticipated contracts or orders from new customers, or expected volume from such customers, higher material or labor costs, unfavorable results in litigation against the Company, the availability of adequate sources of working capital, consummation of planned Division sales, and economic, competitive, technological, governmental, and other factors discussed in the Company's previous filings with the Securities and Exchange Commission.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Part 1, Item 3 - "Legal Proceedings" in Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, describing the arbitration claims and counterclaims involving the Registrant and a subcontractor (Loral Defense Systems - Eagan, now Lockheed Martin Tactical Systems, Inc.) on the TMRC program with the Government of Turkey, to the Registrant's Report on Form 8-K dated April 10, 1998, and to Part II, Item 1 - Legal Proceedings of the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 4, 1998.

As described in Part I, Item 2 of this Report, on June 8, 1998 the Company announced that it had reached agreement with Lockheed Martin Corporation ("Lockheed") regarding payment of the arbitration award. Under the terms of the agreement, the Company has withdrawn its appeal of the arbitration award and Lockheed withdrew its motion seeking judgment on the award. As of the date of this Report on Form 10-Q, the Company has paid Lockheed $2 million and agreed to pay $.5 million monthly through December 1, 1998. The agreement further provides for accelerated payments upon the sales of certain of the Company's Divisions as discussed in Part I of this Report and for payment in full of all obligations to Lockheed by December 15, 1998.

ITEM 5.	Other Information

Stockholder Proposals

Any stockholder who, in accordance with and subject to the provisions of the proxy rules of the Securities and Exchange commission, wishes to submit a proposal for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must deliver such proposal in writing to the Company's Secretary at the Company's principal executive offices at 700 Dresher Road, Horsham, PA 19044, not later than February 16, 1999.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 Annual Meeting of Stockholders does not notify the Company of such proposal on or prior to February 16, 1999, then management proxies will be allowed to use their discretionary authority to vote on the proposal when the proposal is raised at the 1999 Annual Meeting of Stockholders, even though there is no discussion of the proposal in the 1999 proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -    Inapplicable
          Exhibit 3(i) - Restated Certificate of
                         Incorporation (incorporated herein
                         by reference to Exhibit 3(i) to
                         Registrant's Annual Report on
                         Form 10-K for the year ended
                         December 31, 1994).
          Exhibit 3(ii)- By-Laws (incorporated herein
                         by reference to Exhibit 3(ii) to
                         Registrant's Annual Report on Form
                         10-K for the year ended December
                         31, 1996).
          Exhibit 4 -    Inapplicable
          Exhibit 10 -   Aydin Corporation Director
                         Retirement Plan (filed herewith)
          Exhibit 11 -   Inapplicable
          Exhibit 15 -   Letter re unaudited interim
                         financial information (filed
                         herewith)
          Exhibit 18 -   Inapplicable
          Exhibit 19 -   Inapplicable
          Exhibit 22 -   Inapplicable
          Exhibit 23 -   Inapplicable
          Exhibit 24 -   Inapplicable
          Exhibit 27 -   Financial Data Schedule (electronic
                         filing only)
          Exhibit 99 -   Inapplicable

      (b) Reports on Form 8-K
A Report on Form 8-K dated April 10, 1998 was filed on April 22, 1998. As indicated in Item 2 of Part I of this Report on Form 10-Q, that Form 8-K reported that the arbitration panel in the Company's dispute with Lockheed Martin Corporation had awarded Lockheed $17.2 million. No financial statements were filed with such Report.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AYDIN CORPORATION


DATE   August 10, 1998   /s/ James R. Henderson
                         James R. Henderson
                         Vice President, Treasurer and
                         Chief Financial Officer


DATE   August 10, 1998   /s/ Gene S. Schneyer
                         Gene S. Schneyer,
                         Vice President, Secretary
                         and General Counsel

                                               EXHIBIT 10

                       AYDIN CORPORATION
                   DIRECTOR RETIREMENT PLAN

	1. Purpose. The purpose of the Aydin Corporation Director Retirement Plan (the "Plan") is to promote the long-term growth of Aydin Corporation (the "Company") by offering long-term incentives to Directors in the Company and to attract and retain highly qualified and capable Directors.

	2. Definitions. Unless the context clearly indicates otherwise, the following terms shall have the following meanings:

	2.1 "Award" means an award granted to a Director under the Plan in the form of Retirement Shares.

	2.2  "Board" means the Board of Directors of the Company.

	2.3  "Director" means a director of the Company.

	2.4 "Fair Market Value" means, with respect to any date, the mean between the highest and lowest sale prices per Share on the New York Stock Exchange on such date, provided that is there shall be no sale of Shares reported on such date, the Fair Market Value of a Share on such date shall be deemed to be equal to the average between the highest and lowest sale prices per Share on the New
York Stock Exchange for the last preceding date on which sales of Shares were reported.

	2.5 "Retirement Shares" means any Shares credited to a Director's book account in accordance with Article 6 of this Plan.

	2.6  "Shares" means shares of the Common Stock, par value
$1.00 per share, of the Company.

	2.7 "Total Disability" means complete and permanent inability by reason of illness or accident to perform the duties of a Director when such disability commenced. All determination as of the date and extent of the disability of any participant shall be made by the Committee, upon the basis of such evidence as the Committee (as defined below) deems necessary and desirable.

	3. Administration of the Plan. The Plan shall be administered by the Company's Board of Directors ("Board").

	3.1 The Board shall have full power and authority to: (i) interpret and construe the Plan and adopt such rules and regulations as it shall deem necessary and advisable to implement and administer the Plan, and (ii) designate persons other than members of the Board to carry out its responsibilities, subject to such limitations, restrictions and conditions as it may prescribe, such determinations to be made in accordance with the Board's best business judgment as to the best interests of the Company and its stockholders and in accordance with the purposes of the Plan. The Board may delegate administrative duties under the Plan to one or more agents as it shall deem necessary or advisable.

	3.2 A majority of the Board shall constitute a quorum at any meeting of the Board and all determinations of the Board shall be made by a majority of its members present at such meeting. Any determination of the Board under the Plan may be made without notice or a meeting of the Board by a written consent signed by all members of the Board.

	3.3 No member of the Board shall be personally liable for any action or determination made in good faith with respect to the Plan or any Award or to any settlement of any dispute between a Director and the Company. Any decision or action taken by the Board with respect to an Award or the administration or interpretation of the Plan shall be conclusive and binding upon all persons.

	4. Eligibility. Directors of the Company who are not executive officers or employees of the Company on the effective date of the Plan shall be eligible to participate in the Plan in accordance with Article 6 of this Plan and any director elected or appointed as director on or after the effective date shall be eligible to participate provided they have served as a Director of the Company for at least three full years.

	5. Retirement Shares. Awards under this Plan shall be granted to a participant in the form of Retirement Shares, which shall be credited to a Retirement Share Account to be maintained for such participant.

	5.1 Each Retirement Share shall be deemed to be equivalent in value to one Share. The award of Retirement Shares under the Plan shall not entitle the recipient to any dividend or voting rights or any other rights of a stockholder with respect to such Retirement Shares.

	5.2 The maximum number of Retirement Shares that may be awarded under the Plan shall not exceed an aggregate of 25,000 Retirement Shares. If any Retirement Shares awarded under the Plan shall be forfeited or canceled, such Retirement Shares may again be awarded under the Plan.

	5.3 The Board may in its sole discretion substitute other forms of awards (such as restricted stock) for Retirement Shares. Notwithstanding the foregoing provisions of this section, the Board shall not substitute any other form of award for Retirement Shares unless, in the opinion of the Board such substitution would not result in any significant increase in the cost of the Plan to the Company, or otherwise adversely affect it.

	6. Time of Grant of Retirement Shares and Number of Retirement Shares Granted. On the first business day of March of each year, each Director shall become entitled to Retirement Shares in such amount as shall be determined by the Board of Directors to be determined by the Board of Directors at its meeting held in February of such year.

	7. Timing and Right to Payment of Retirement Shares. A Director shall have no right to receive payment for any part of his or her Retirement Shares until the earlier to occur of the following events (the "Distribution Date"): such Director's (a) retirement from the Board after having served at least three full years as a Director; (b) failure to be elected or re-elected to the Board; (c) death or (d) Total Disability. If such director leaves the Company prior to the occurrence of such event, such Director's Retirement Shares shall be forfeited. The Board may, if in the opinion of the Board circumstances warrant such action, approve payment of any or all of Retirement Shares that would otherwise be forfeited as a result of a participant failing to remain as a Director for the required period.

	8. Form of Payment. Payments shall be made to the holder of Retirement Shares (a) wholly in cash, in an amount equal to the number of Shares represented by the Retirement Shares times the Fair Market Value on the Distribution Date, or (b) wholly in an equal number of Shares, or (c) partly in cash and partly in Shares in such proportion as the Board deems appropriate. Shares issued upon payment of Retirement Shares may be either treasury Shares, or authorized and unissued Shares, or both. Payment in respect of Retirement Shares shall be made as soon as practicable after the Distribution Date; provided, however, that before the distribution of any award, a Director may elect that the payment of his Retirement Shares should be made in a specified number of installments.

	9. Designation of Beneficiaries. Each Director shall have the right to designate beneficiaries who are to succeed to such Director's contingent right to receive future payments hereunder in the event of death. In case of the failure of a Director to make a designation or the death of a designated beneficiary without the Director having designated a successor, distribution shall be made to the Director's estate. No designation of beneficiaries shall be valid unless it is in writing, signed by the Director, dated, and filed with the Board. Beneficiaries may be changed without the consent of any prior beneficiaries.

	10. Amendment and Termination. The Board may discontinue or terminate this Plan in whole or in part at any time, or the Board may from time to time change or amend the Plan in such respects as the Board may deem advisable, in its sole discretion, subject to any required stockholder approval or any stockholder approval that the Board may deem advisable for any reason, such as for the purpose of obtaining or retaining any statutory or regulatory benefits under tax, securities or other laws or satisfying any applicable stock exchange listing requirements. The fact that a director is or had been designated as a participant under this Plan shall not disqualify him from voting as a Director for or against the Plan or for or against any change or amendment thereto. However, no action authorized by this Article shall adversely change the number of Retirement Shares outstanding.

	11. Adjustment Provisions. If the Company shall at any time change the number of issued Shares without new consideration to the Company (such as by stock dividend, stock split, recapitalization, reorganization, exchange of shares, liquidation, combination or other change in corporate structure affecting the Shares) or make a distribution of cash or property which has a substantial impact on the value of issued Shares, the total number of Retirement Shares outstanding under the Plan shall be appropriately adjusted so that the value of each such Retirement Share shall not be changed.

	11.1 Notwithstanding any other provision of the Plan, and without affecting the number of Retirement Shares reserved or available hereunder, the Board shall authorize continuance or assumption of outstanding Retirement Shares or provide for other equitable adjustments after changes in the Shares resulting from any merger, consolidation, sale of assets, acquisition of property or stock, recapitalization, reorganization or similar occurrence in which the Company is the continuing or surviving corporation, upon such terms and conditions as it may deem necessary to preserve Directors' rights under the Plan.

	11.2 In the case of the sale of substantially all of the assets, merger, consolidation or combination of the Company with or into another entity, other than a transaction in which the Company is the continuing or surviving corporation, and which does not result in the outstanding Retirement Shares being converted into or exchanged for different securities, cash or other property, or any combination thereof (an "Acquisition"), any Director granted Retirement Shares shall have the right (subject to the provisions of the Plan) thereafter to receive the Acquisition Consideration (as defined below) receivable upon the Acquisition by a holder of the number of Shares equal to the number of Retirement Shares granted to the Director. The term "Acquisition Consideration" shall mean the kind and amount of shares of the surviving or new corporation, cash, securities, evidence of indebtedness, other property or any combination thereof receivable in respect of one Share of the Company upon consummation of an Acquisition.

	12. Effective Date. The Plan shall be submitted to the stockholders of the Company for approval and, if approved at the next annual meeting of stockholders, shall become effective as of January 1, 1998. If stockholder approval is not obtained at such annual meeting stockholders, the Plan shall be nullified.

	13. Forfeiture for Dishonesty. Notwithstanding anything to the contrary in the Plan, if the Board finds, by a majority vote, after full consideration of the facts presented on behalf of both the Company and any Director, that the Director has been engaged in fraud, embezzlement, theft, commission of a felony or dishonest conduct in the course of his service or retention by the Company or any subsidiary of the Company that damaged the Company or any subsidiary of the Company or that the Director has disclosed confidential information of the Company or any subsidiary of the Company, the Director shall forfeit all Retirement Shares. The decision of the Board in interpreting and applying the provisions of this Section 13 shall be final.

	14.  Miscellaneous Provisions.

	14.1 A Director's rights and interests under the Plan may not be assigned or transferred. In the case of a Director's death, the distribution of Shares or cash due under this Plan shall be made to his designated beneficiary, or in the absence of such designation, to the Director's estate.

	14.2 No Director shall have any claim or right to be granted an Award under this Plan. Neither this Plan nor any action taken hereunder shall be construed as giving any person any right to be retained as a Director.

	14.3 Unless earlier terminated in accordance with the provisions of this Plan, the Plan shall remain in effect until all Shares reserved under the Plan have been issued.

	14.4 The Company, during the term of the Plan, will at all times reserve and keep available such number of shares as shall be sufficient to satisfy the requirements of the Plan. Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any shares hereunder, shall relieve the Company of any liability for the failure to issue or sell such shares as to which such requisite authority shall not have been obtained.

	14.5 No provision of the Plan shall be construed to prevent the Company or any officer or director thereof from taking any action deemed by the Company or such officer or director to be appropriate or in the Company's best interest, whether or not such action could have an adverse effect on the Plan or any Retirement Shares granted hereunder, and no Director or Director's estate, personal representative or beneficiary shall have any claim against the Company or any officer or director thereof as a result of the taking of such action.

	14.6 With respect to the administration of the Plan, the Company shall indemnify each present and future member of the Board against, and each member of the Board shall be entitled without further action on his part to indemnity from the Company for, all expenses (including the amount of judgments and the amount of approved settlements made with a view to the curtailment of costs of litigation, other than amounts paid to the Company itself) reasonably incurred by him in connection with or arising out of, any action, suit or proceeding in which he may be involved by reason of his being or having been a member of the Board, whether or not he continues to be such member at the time of incurring such expenses; provided, however, that such indemnity shall not include any expenses incurred by any such member of the Board (i) in respect of matters as to which he shall be finally adjudged in any such action, suit or proceeding to have been guilty of gross negligence or willful misconduct in the performance of his duty as such member of the Board; or (ii) in respect of any matter in which any settlement is effected for an amount in excess of the amount approved by the Company on the advice of its legal counsel; and provided further that no right of indemnification under the provisions set forth herein shall be available to or enforceable by any such member of the Board unless, within 60 days after institution of any such action, suit or proceeding, he shall have offered the Company in writing the opportunity to handle and defend same at its own expense. The foregoing right of indemnification shall inure to the benefit of the heirs, executors or administrators of each such member of the Board and shall be in addition to all other rights to which such member may be entitled as a matter of law, contract or otherwise.

	14.6 In the discretion of the Board, no Shares, other securities or property of the Company or other forms of payment shall be issued hereunder with respect to any Retirement Shares unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable federal, state, local and foreign legal, securities exchange and other applicable requirements.

	14.7 To the extent that Rule 16b-3 under the Securities Exchange Act of 1934, as amended, applies to Shares or Retirement Shares granted under the Plan, it is the intention of the Company that the Plan comply in all respects with the requirements of Rule 16b-3, that any ambiguities or inconsistencies in construction of the Plan be interpreted to give effect to such intention and that if the Plan shall not so comply, whether on the date of adoption or by reason of any later amendment to or interpretation of Rule 16b-3, the provisions of the Plan shall be deemed to be automatically amended so as to bring them into full compliance with such rule.

                                               EXHIBIT 15

Securities and Exchange Commission
Washington, D.C. 20549


	We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of July 27, 1998 and for the three-month and six-month periods ended June 27, 1998 and June 28, 1997 in accordance with standards established by the American Institute of Certified Public Accountants and issued our report thereon dated July 22, 1998. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended June 27, 1998 are being incorporated by reference in the Registration Statement Nos. 333-31263; 33-61537; 33-53549; 33-34863; 33-22016;
33-14284; 2-97645; 2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
August 7, 1998