Form 10-Q
period 1998-09-26
AYDIN CORP
filed 1998-11-10
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549
                        FORM 10-Q
(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended __September 26, 1998___
                               OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares of common stock, $1.00 par value, outstanding as of November 1, 1998.
                  ______5,219,800__________

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME
($000 omitted except per share amounts)

                                            3 Months Ended                  9 Months Ended
                                      Sept 26, 1998  Sept 27, 1997    Sept 26,1998  Sept 27, 1997
                                              (Unaudited)                     (Unaudited)
NET SALES                              $   20,803      $  21,006       $  65,211     $  69,640

COST AND EXPENSES
  Cost of Sales
    Contract arbitration and related            0              0          20,343             0
    Other                                  14,596         12,910          48,016        50,347
  Selling, general and administrative       4,460          4,842          15,193        14,888
  Research and development                    426            394           1,130         2,278
  Restructuring costs                           0              0           1,548             0
  Environmental remediation                     0              0               0         2,612
  Gain on sale of facilities                    0         (1,800)              0        (1,800)
  Interest expense (income), net             (149)          (195)           (478)         (375)
                                       __________      _________        ________      ________
                            Total          19,333         18,151          85,752        67,950
                                       __________      _________        ________      ________
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES             1,470          2,855         (20,541)        1,690

INCOME TAX PROVISION (RECOVERY)                 0            147            (750)        1,315
                                       __________      _________        ________      ________

INCOME (LOSS) FROM
 CONTINUING OPERATIONS                 $    1,470      $   2,708       $ (19,791)    $     375
                                       __________      _________        ________      ________

DISCONTINUED OPERATIONS (Note A)
Loss from operations of
 Discontinued Displays Division            (1,400)          (814)         (4,069)       (3,564)
Gain (loss) on disposal of Displays
 Division (including provision of
 $1.2 million of operating losses
 during phase out period)                  (2,590)            -           (2,590)        1,074
                                       __________      _________        ________      ________

Total loss from discontinued
 operation                                 (3,990)          (814)         (6,659)       (2,490)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

NET INCOME (LOSS)                      $   (2,520)     $   1,894       $ (26,450)    $  (2,115)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

INCOME (LOSS) PER SHARE
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                            $     0.28      $    0.52       $   (3.80)    $    0.07
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

NET INCOME (LOSS)                      $    (0.48)     $    0.36       $   (5.07)    $   (0.41)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________

Number of shares used for per share
   amounts                              5,220,936      5,210,984        5,213,463    5,149,461

COMPREHENSIVE NET INCOME (LOSS)
  Net income (loss) as above           $   (2,520)     $   1,894       $  (26,450)   $  (2,115)
  Foreign currency translation
    income (loss)                               4           (334)               6         (105)
                                       __________      _________        ________      ________

Comprehensive net income (loss)        $   (2,516)     $   1,560       $  (26,444)   $  (2,220)
                                       __________      _________        ________      ________
                                       __________      _________        ________      ________


AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000 omitted)

ASSETS

                                            Sept 26, 1998    Dec. 31, 1997
                                             (Unaudited)
CURRENT ASSETS:
Cash, including cash equivalents-
  1998, $ 5,103; 1997, $ 3,883               $    5,103      $     3,883
Restricted cash                                   3,513            6,102
Accounts receivable                              19,996           21,511
Unbilled revenue, after progress billings        35,371           39,079
Inventories:
  Raw materials                                   5,361            6,711
  Work-in-process                                 5,187            5,716
  Finished product                                1,152              694
Prepaid expenses and other                        1,281            5,472
Net current assets of discontinued
 Operation (note A)                               5,168            7,255
                                             __________      ___________
Total current assets                             82,132           96,423

PROPERTY, PLANT AND EQUIPMENT
net of accumulated depreciation:
  1998, $ 33,228; 1997, $ 42,099                 13,351           13,857
Net equipment of discontinued
 Operation (note A)                                 492              712
OTHER ASSETS                                         38               89
                                             __________      ___________
TOTAL ASSETS                                 $   96,013      $   111,081
                                              __________      ___________
                                             __________      ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          Sept 26, 1998      Dec. 31, 1997
                                           (Unaudited)
CURRENT LIABILITIES:
Short-term borrowings                       $     -          $     200
Accounts payable                                4,820            7,662
Accrued contract arbitration and related       15,359               -
Accrued liabilities, other                      6,891            5,718
Contract billings in excess of
  recognized revenue                            3,289            2,462
Accrued and deferred income taxes                 980            3,869
                                            _________        _________
Total current liabilities                      31,339           19,911

DEFERRED INCOME TAXES                             461              461

OTHER LIABILITIES                                 788              948

STOCKHOLDERS' EQUITY:
 Common stock, par value $1-
  7,500,000 shares authorized;issued
  1998 - 5,219,800 shares;
  1997 - 5,208,800 shares;                      5,220            5,209
 Additional paid-in capital                     3,244            3,141
 Retained earnings                             54,961           81,411
                                            _________        _________
Total stockholders' equity                     63,425           89,761
                                            _________        _________

TOTAL LIABILITIES AND EQUITY                $  96,013        $ 111,081
                                            _________        _________
                                            _________        _________

AYDIN CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
($000 omitted)

                                              Nine Months Ended
                                         Sept 26, 1998     Sept 27, 1997
                                          (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net loss                                   $ (26,450)        $  (2,115)
Items not affecting cash:
  Loss from discontinued operations
   (note A)                                    4,069             3,564
  Loss on disposal of discontinued
   Operations (note A)                         2,590               -
  Environmental remediation                        0             2,612
  Depreciation and amortization                1,792             2,037
  Gain on sale of facility                         0            (1,800)
  Other                                         (109)             (229)
Changes in certain working capital items:
  Accounts Receivable                          1,515             6,101
  Unbilled Revenue                             3,708            (4,283)
  Contract billings in excess of
    recognized revenue                           827               330
  Inventories                                  1,421            (3,005)
  Prepaid expenses and other                   4,191            (2,725)
  Accrued contract arbitration and related    15,359                 0
  Accounts payable and other
    accrued liabilities                       (1,669)           (5,136)
  Accrued and deferred income taxes           (2,889)            2,444
                                           _________         _________
Total from Continuing operations              4,355             (2,205)
Net cash used by discontinued operations     (4,572)            (3,143)
                                           _________         _________
 Cash Used by Operating Activities             (217)           (5,348)

INVESTING ACTIVITIES
Net property, plant and equipment
 additions                                    (1,066)           (1,589)
Equipment purchases of discontinued
 operations                                        0              (307)
Proceeds from sale of facilities                   0             8,886
                                           _________         _________
Cash Provided (Used) by
 Investing Activities                         (1,066)            6,990

FINANCING ACTIVITIES
Repayments of short-term borrowings             (200)           (2,600)
Proceeds from issuance of stock                  114               223
                                           _________         _________
Cash Used By Financing Activities                (86)           (2,377)

DECREASE IN CASH, CASH EQUIVALENTS
 AND RESTRICTED CASH                          (1,369)             (735)
CASH, CASH EQUIVALENTS AND RESTRICTED
   CASH AT BEGINNING OF YEAR                   9,985            13,066
                                           _________         _________
CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH AT END OF PERIOD         $   8,616          $ 12,331
                                           _________         _________
                                           _________         _________

NOTES TO FINANCIAL STATEMENTS:

Note A
The Company's Displays Division is expected to be sold before December 31, 1998. Accordingly, the Division's operating results are treated as a discontinued operation in the accompanying financial statements. Net sales of the discontinued operation for 1998 were $4.1 million for the third quarter and $13.3 million for the nine months, and for 1997, $5.0 million and $15.6 million, for the quarter and nine months, respectively. The net assets of the discontinued operation at September 26, 1998 consisted of the following:

	         $ in 000's
                                         ----------
Cash                                     $     336
Accounts receivable                          3,320
Unbilled revenue                               936
Inventories                                  4,356
Net fixed assets                               492
Accounts payable and accrued liabilities    (1,766)
Provision for disposal loss                 (2,590)
All other, net                                 576
                                         ----------
Net assets                               $   5,660
                                         ----------
                                         ----------

The accompanying balance sheet at December 31, 1997 and the related cash flow statements have been restated to reflect the treatment of the Displays Division as a discontinued operation.

Note B
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1997 balance sheet has been derived from the audited financial statements contained in the 1997 Annual Report to Stockholders. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles. Reporting developments have been updated where appropriate. In this connection, there were two significant changes in contingency disclosures. First, on April 10, 1998 an arbitration panel ruled in favor of a subcontractor's claim on the TMRC contract with the Government of Turkey. The impact of this ruling (a $20.3 million charge) was included in the 1998 First Quarter Statement of Operations and is reflected herein in the 1998 Nine Months Statement of Operations. Second, the Company re-evaluated its position regarding contingencies on certain US Government contracts resulting in a $2.4 million charge against income in the 1998 first quarter. Pretax results for the nine month periods included foreign currency translation gains and losses relating to the Turkish subsidiary of a $148,000 gain for 1998 and a $449,000 loss for 1997.


INDEPENDENT ACOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL
INFORMATION

Board of Directors and Stockholders
Aydin Corporation

	We have reviewed the accompanying condensed consolidated balance sheets of Aydin Corporation and subsidiaries as of September 26, 1998 and September 27, 1997 and related statements of cash flows for the nine month periods ended September 26, 1998 and September 27, 1997, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended September 26, 1998 and September 27, 1997. These financial statements are the responsibility of the management of Aydin Corporation and subsidiaries.

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

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein) and in our report dated February 2, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

GRANT THORNTON LLP
Philadelphia, Pennsylvania
October 29, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the third quarter of 1998, the Company reported income from continuing operations of $1.5 million, or $.28 per share, compared to 1997 third quarter income from continuing operations--which quarter included a gain of $1.8 million from the sale of real estate--of $2.7 million, or $.52 per share. Including a loss of $4.0 million from discontinued operations related to the Company's Displays Division, the Company reported a 1998 third quarter net loss of $2.5 million, or $.48 per share, compared to net income, including a $.8 million loss from the Displays Division, of $1.9 million, or $.36 per share, for the 1997 third quarter. Revenues for the 1998 third quarter were $20.8 million compared to $21.0 million in the third quarter of 1997. Results for 1998 and 1997 have been restated to reflect the Displays Division as a discontinued operation.

The loss from continuing operations for the 1998 nine month period was $19.8 million, or $3.80 per share, compared to 1997 nine month income from continuing operations of $.4 million, or $.07 per share. The nine month period net loss for 1998 was $26.5 million, or $5.07 per share, compared to a 1997 nine month net loss of $2.1 million, or $.41 per share. Revenues for the nine-month periods were $65.2 million in 1998 compared to $69.6 million in 1997. The net loss for the 1998 nine month period primarily reflects the previously reported $20.3 million cost of sales related to the Company's TMRC contract with the Government of Turkey (consisting of a $17.2 million commercial arbitration award in favor of Lockheed Martin Corporation, related interest and an increase in other estimated completion costs) and $3.1 million of other charges taken in the first quarter, and a $6.7 million loss from discontinued operations.

1998 net sales declined by $.2 million (1%) from the year ago quarter and by $4.4 million (6%) from last year's first nine months. The decline for the nine months was primarily a result of lower sales on the TMRC contract with the Government of Turkey. The year ago TMRC sales reflected significant activity on a subcontract which was completed last year.

"Cost of sales, contract arbitration and related" of $20.3 million for the 1998 nine month period represents the first quarter 1998 charge from the arbitration award to Lockheed Martin Corporation, related interest and an increase in other estimated completion costs on the TMRC contract. "Cost of sales - other" as a percentage of sales for the 1998 third quarter and nine month periods remained relatively constant compared to last year despite $3.1 million of first quarter 1998 charges described below. These charges were offset by a higher proportion of more profitable sales and lower overhead in 1998. The $3.1 million of first quarter 1998 charges consisted of: (a) the Company's decision to write off certain accounts receivable under a contract with the U.S. Government ($1.6 million); (b) an increase in litigation contingency reserves related to several outstanding claims against the Company ($.9 million); and (c) the write-off of certain West Coast assets which were not to be included with the sale of the West Coast Microwave Components Division but which were expected to have negligible value after the sale ($.6 million).

As reported in the Report on Form 10-Q for the first quarter of 1998, the Company is concentrating its focus on its core businesses of Telemetry and Communications. Accordingly, first quarter 1998 results included a $1.5 million restructuring charge related to the planned shut-down of the Raytor Division (approximately $1 million) and a reduction in corporate expenses ($.6 million). The restructuring was completed during the third quarter.

 The Company has made substantial progress in its previously announced divestitures of certain Divisions. During the third quarter of 1998, the Company consummated the sale of its Molded Devices Division for a small gain. More significantly, after the close of the third quarter the West Coast Microwave Components Division was sold. The Company currently anticipates the sale of the Displays Division (which is accounted for as a discontinued operation) in the fourth quarter. The Company will report a net gain of $5.7 million on the fourth quarter sale of the West Coast Microwave Components Division.

On September 18, 1998, the Company entered into a Settlement and Standstill Agreement (the "Settlement Agreement") with certain parties, which Settlement Agreement is described in an Information Statement filed on September 25, 1998 with the Securities and Exchange Commission (the "SEC") pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. As contemplated by the Settlement Agreement, on October 5, 1998 three new directors--Warren Lichtenstein, Keith Lane-Zucker and Mark Schwarz--were elected to the Company's Board of Directors, and Ira Brind and Nev Gokcen ceased to serve as directors of the Company. At the time the Settlement Agreement was publicly disclosed, Mr. Lichtenstein stated his intention, as a member of the Board of Directors, to actively pursue the sale of the Company as an entirety or in parts in a manner which will provide the Company's stockholders with the greatest return on their investment.

On October 20, 1998, the Company announced that its Board of Directors had removed I. Gary Bard as the Company's Chairman and Chief Executive Officer. The Board elected Warren Lichtenstein as Chairman of the Board and James R. Henderson, the Company's Chief Financial Officer, as President and Chief Operating Officer.

The Company also announced on October 20, 1998 that the president of the Company's Telemetry Division and certain other managers of that Division had voluntarily resigned as the result of a dispute with the Company. The dispute related to the desire on the part of this group of individuals to pursue a purchase of the Telemetry Division from the Company, in a manner that the Company's Board of Directors did not believe to be in the best interest of the Company and its shareholders. The Company does not anticipate that the departure of these employees will materially impair either the Company's ability to service the Telemetry Division's customers or the Board's efforts to maximize shareholder value.

The Company is currently in the process of evaluating the impact of the "Year 2000" issue on the Company's operations, suppliers and customers in preparation for its intended issuance of "Year 2000 Compliance Statements" to its customers. The Company's various Divisions are testing their respective systems (both information technology and non-information technology systems) and products, and they are communicating with their key suppliers to obtain appropriate assurances and/or Compliance Statements, as may apply, with respect to the suppliers being Year 2000 prepared and their products being Year 2000 compliant. To date, nothing has come to the attention of the Company that would materially impact the results of operations of the Company. The costs of addressing the Year 2000 issue have not been material to date, and at present the Company does not anticipate that they will be material. The Company has not yet developed a contingency plan with respect to possible Year 2000 problems and has not yet determined whether such a contingency plan is necessary.

Environmental remediation expense of $2.6 million in last year's first quarter resulted from the write-off of an anticipated insurance recovery of money previously spent ($1.5 million) and to be spent over a 30 year period on an environmental clean-up at a site leased by the Company prior to 1984. The write-off resulted from an unfavorable appellate court ruling in April 1997, which reversed a trial court decision in the Company's favor. The Company appealed this ruling to the California Supreme Court, which upheld the decision of the appellate court during the third quarter.

Gain on sale of facility for 1997 relates to the sale of Company-owned buildings in that year. The operations housed in these facilities were relocated to other Company-owned buildings.

The income tax recovery for 1998 reflects the available U.S.
carryback of a portion of the 1998 net operating loss. The income tax provision for 1997 represents foreign taxes on the income of foreign operations.

Financial Condition

As previously reported in the Company's Report on Form 8-K dated April 10, 1998, on that date the arbitration panel in the Company's dispute with Lockheed Martin Corporation ("Lockheed"), a subcontractor on the Company's TMRC contract with the Government of Turkey, awarded Lockheed $17.2 million. On June 8, 1998, the Company announced that it had reached agreement with Lockheed regarding payment of the arbitration award. Under the terms of the agreement, the Company has withdrawn its appeal of the arbitration award and Lockheed withdrew its motion seeking judgment on the award. The award including anticipated interest is recorded as a $15.4 million current liability on the third quarter period end balance sheet. The net proceeds from the sale of the West Coast Microwave Components Division after the close of the quarter were paid to Lockheed, and as of the date of filing this Report on Form 10-Q, less than $6 million is owed to Lockheed. The agreement provides for payment in full of all obligations to Lockheed by December 15, 1998. The proceeds from the sale of the Displays Division must be used to pay Lockheed in accordance with the agreement with Lockheed. The Company anticipates that the sale of the Displays Division will be sufficient to liquidate the remaining balance. If this sale is not consummated by December 15, 1998, the Company would either require other sources of funds to meet the obligation or an extension of the time period to make the required payment to Lockheed. There can be no assurance that either other funding sources or an extension of time could be obtained.

As a result of the arbitration award, the Company was in default under a credit agreement with AT&T Commercial Finance Corporation ("AT&T"). During the first quarter of 1998, the Company borrowed $2 million on a two-year term loan under this credit agreement. During the third quarter this loan was repaid in full. Also under this agreement, the Company has provided cash collateral for the full amount of a letter of credit issued pursuant to the original AT&T credit agreement, which letter of credit has a balance outstanding of approximately $1 million as of the date of filing this Report.

Backlog at 1998 third quarter end was $48 million, compared to $64 million at year end 1997. The decrease is primarily due to reduced backlog on programs related to the Company's Turkish subsidiary, including the TMRC program which is nearing completion, and delays in the receipt of anticipated telemetry and telecommunications orders.

Unbilled revenue (after progress billings) declined by $3.7 million from year end 1997 through the end of the 1998 third quarter. Of this amount, $1.9 million relates to the impact of the first quarter 1998 increase in estimated costs to complete the TMRC contract, and $1.6 million relates to the Company's decision in the first quarter of 1998 to write off certain accounts receivable under a contract with the U.S. Government, as described above under Results of Operations.

Prepaid expenses and other declined by $4.2 million during the 1998 nine month period primarily as the result of the refund of U.S. income taxes which were included in prepaid expenses at year end 1997.

Net assets of discontinued operation represents the net assets of the Displays Division. The decrease of $2.3 million during the 1998 nine month period is primarily the result of the anticipated loss on the sale of this Division.

Accounts payable declined by $2.8 million during the 1998 nine month period primarily due to (1) the cancellation of a vendor subcontract, and (2) pursuant to a contract negotiation, the reclassification of royalties payable against contract receivables.

"Accrued liabilities, other" increased by $1.2 million from year end 1997 to 1998 third quarter end primarily due to $1.1 million of increases in litigation contingency reserves (of which $.9 million was recorded in the first quarter).

Accrued and deferred income taxes decreased by $2.9 million from year end 1997 to 1998 third quarter end primarily because of the carryback of U.S. taxes resulting from the 1998 loss and foreign tax payments and translation gains.

Except for the historical matters contained in this Report on Form 10-Q, statements made herein are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that these forward-looking statements reflect numerous assumptions and involve risks and uncertainties which may affect the Company's business and prospects and cause actual results to differ materially from these forward-looking statements, including loss of current customers, reductions in orders from current customers or expected volume from such customers, higher material or labor costs, unfavorable results in litigation against the Company, the availability of adequate sources of working capital, consummation of planned Division sales, and economic, competitive, technological, governmental, and other factors discussed in the Company's previous filings with the Securities and Exchange Commission.


PART II -	OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of Exhibits filed as part of this report:

          Exhibit 2 -    Inapplicable
          Exhibit 3(i) - Restated Certificate of
                         Incorporation (incorporated herein
                         by reference to Exhibit 3(i) to
                         Registrant's Annual Report on
                         Form 10-K for the year ended
                         December 31, 1994).
          Exhibit 3(ii)- By-Laws (incorporated herein
                         by reference to Exhibit 3(ii) to
                         Registrant's Annual Report on Form
                         10-K for the year ended December
                         31, 1996).
          Exhibit 4 -    Inapplicable
          Exhibit 10 -   Standstill and Settlement
                         Agreement dated September 18, 1998
                         (filed herewith)
          Exhibit 11 -   Inapplicable
          Exhibit 15 -   Letter re unaudited interim
                         financial information (filed
                         herewith)
          Exhibit 18 -   Inapplicable
          Exhibit 19 -   Inapplicable
          Exhibit 22 -   Inapplicable
          Exhibit 23 -   Inapplicable
          Exhibit 24 -   Inapplicable
          Exhibit 27 -   Financial Data Schedule (electronic
                         filing only)
          Exhibit 99 -   Inapplicable

      (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this Report is being filed.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AYDIN CORPORATION


DATE  November 9, 1998   /s/ James R. Henderson
                         James R. Henderson
                         President, Treasurer and
                         Chief Financial Officer


DATE  November 9, 1998   /s/ Gene S. Schneyer
                         Gene S. Schneyer
                         Vice President, Secretary
                         and General Counsel

                                               EXHIBIT 10

 	STANDSTILL AND SETTLEMENT AGREEMENT

THIS STANDSTILL AND SETTLEMENT AGREEMENT (this
"Agreement") is made and entered into effective as of September 18, 1998 by and among Aydin Corporation, a Delaware corporation ("Aydin"), Steel Partners II, L.P., a Delaware limited partnership ("Steel"), Warren G. Lichtenstein ("Lichtenstein"), Sandera Partners, L.P., a Texas limited partnership ("Sandera"), Newcastle Partners, L.P., a Texas limited partnership ("Newcastle"), Mark E. Schwarz ("Schwarz") and Robert Frankfurt ("Frankfurt") (herein, Steel, Lichtenstein, Sandera, Newcastle, Schwarz and Frankfurt are sometimes collectively referred to as the "Stockholders" or "The Full Value Committee" and individually as a "Stockholder").

	RECITALS

WHEREAS, the Stockholders own, either jointly or severally, "Aydin Securities" as described in the Amendment (as defined below).

WHEREAS, on September 9, 1998, the Stockholders filed
Amendment No. 1 (the "Amendment") to Schedule 13D under the
Securities Exchange Act of 1934, as amended, amending the Schedule 13D filed on August 10, 1998 by Steel and Lichtenstein. As stated in Item 4 of the Amendment, the Reporting Persons (as defined in the Amendment):

"...entered into a Joint Filing and Solicitation Agreement, reflecting their agreement to form The Full Value Committee and to seek to remove certain members of the board of directors of the Issuer, including Ira Brind, Dr. Nev A. Gokcen and Harry D. Train, II, and to elect Warren G. Lichtenstein, Robert Frankfurt and Mark E. Schwarz in their place. On or about September 9, 1998, Steel Partners II served the Issuer with a request for a consent copy of a list of stockholders and related information. On September 9, 1998, Steel Partners II also delivered its written consent to the Issuer's Corporate Secretary. On September 9, 1998, The Full Value Committee filed a Preliminary Consent Solicitation Statement with the Securities and Exchange Commission in order to solicit consents from the stockholders of the Issuer in order to effectuate such actions."

WHEREAS, Aydin and the Stockholders, individually and as the members of The Full Value Committee, who constitute all of the Reporting Persons in the Amendment, have agreed to enter into this Agreement on the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the foregoing recitals, and the covenants, payments of money or other consideration, and agreements set forth below, the receipt and sufficiency of which are hereby acknowledged and agreed to, the parties hereto agree as follows:

1.	DEFINITIONS.  Capitalized terms used in this
Agreement shall have the meanings set forth below:

a.	"Effective Date" means the date upon which this
Agreement has been fully signed by all of the parties hereto as noted below under the parties' respective signatures.

b.	"Exchange Act" means the Securities Exchange Act of
1934, as amended, and all rules promulgated thereunder as in effect on the Effective Date.

c.	"Group" has the same meaning as the term "group"
set forth in Section 13(d)(3) of the Exchange Act.

d.	"Person" means any individual, firm, corporation,
partnership or other entity, including without limitation, any "person" or "group" within the meaning of Section 13(d) under the Exchange Act.

e.	"Aydin Affiliate" means each "affiliate" or
"associate" of Aydin (as such terms are defined in Rule
12b-2 under the Exchange Act), whether or not such person is such an Aydin Affiliate as of the Effective
Date, and each officer, director, employee, shareholder, consultant, agent, representative, successor and assign, of either Aydin or any Aydin Affiliate; excluding, however, the Stockholders and any Stockholder Affiliate.

f.	"Aydin Securities" means all common stock,
preferred stock, options, warrants, notes and debentures
(whether senior or subordinated, secured or unsecured, convertible or nonconvertible), and any other securities, which have been issued prior to the Effective Date or which are issued during the Standstill
Period, by Aydin.

g.	"Standstill Period" means the period of time
beginning with the Effective Date and ending on April
30, 1999.

h.	"Stockholder Affiliate" means each "affiliate" or
"associate" of a Stockholder (as such terms are defined in Rule 12b-2 under the Exchange Act), whether or not such Person is such a Stockholder Affiliate as of the Effective Date, and each officer, director, employee, shareholder, successor and assign, of either a Stockholder or any Stockholder Affiliate; excluding, however Aydin and any Aydin Affiliate.

2.	STANDSTILL COVENANTS OF STOCKHOLDERS.  During the
Standstill Period, each of the Stockholders, severally but not jointly, covenants that such Stockholder shall not, and such Stockholder shall cause each of his or its Stockholder Affiliates
(and each such Stockholder Affiliate's own affiliates and associates), not to:

a.	No Proxy Solicitation: except as a director of
Aydin and in connection with, and in support of, any action approved by the Board of Directors of Aydin during the Standstill Period (i) make, or in any way participate in, directly or indirectly, along or in concert with others, any "solicitation of proxies" (as such terms are defined or used in Regulation 14A under the Exchange Act) or become a "participant" in any "election contest" (as such terms are defined or used in Rule 14a-11 under the Exchange Act) with respect to Aydin or any Aydin Affiliate; or (ii) seek to advise or influence any Person with respect to the voting of any Aydin Securities, or (iii) initiate, propose or otherwise solicit holders of Aydin Securities for the approval of one or more stockholder proposals or induce or attempt to induce any other person to initiate any stockholder proposal.

b.	No Formation of a Group; No Influence: except for
the continued existence of The Full Value Committee (as defined in the Amendment), which committee will take no action during the Standstill Period in breach of this Agreement, take any action, alone or in concert with any other Person, to (i) form, join or in any way participate in a Group with respect to any of the Aydin
Securities; (ii) acquire or affect the control of Aydin or any Aydin Affiliate; (iii) except as a director of Aydin, control or influence the management, Board of Directors, policies or affairs of Aydin or any Aydin
Affiliate; or (iv) participate in or encourage any Person to take any action which is prohibited to be taken by the Stockholders or any Stockholder Affiliate pursuant to this Agreement.

c.	No Statements: except (i) with respect to the press
release referred to in Section 4(c) hereof and as required by law, and (ii) for Stockholder(s) referring people to Aydin or the press release, make any statement or proposal, whether written or oral, alone or in concert with any other Person, to the Board of Directors of Aydin (other than in a Stockholder's capacity as a director) or any Affiliate, to any director or officer of Aydin or any Aydin Affiliate, to any shareholder, note holder, securities holder or creditor of Aydin or any Aydin Affiliate, or otherwise make any public announcement or proposal whatsoever with respect to Aydin or any Aydin Affiliate, including but not limited to a merger or other business combination, sale or transfer or assets, liquidation or other corporate transaction by Aydin or any Aydin Affiliate.

d.	No Tender Offers: make, solicit, encourage, discuss
or participate in, alone or in concert with any other person, a tender offer for or exchange for any Aydin
Securities.

e.	No Asset Acquisition Offers: acquire, offer to
acquire or agree to acquire, directly or indirectly, alone or in concert with other Person, by purchase, exchange or otherwise (i) all or a substantial portion of the assets, tangible or intangible, of Aydin or any Aydin Affiliate, or (ii) direct or indirect rights, warrants or options to acquire any assets of Aydin or any Aydin Affiliate.

f.	No Call of Meeting: except as a member of the Board
of Directors of Aydin and as part of an action taken by the Board, alone or in concert with any other Person (i) call, or seek to call, any meeting of Aydin's stockholders, note holders, securities holders and/or other creditors, or (ii) except as a member of the Board of Directors of Aydin, make a request to examine, copy or make extracts from any of Aydin's books, records, or list of Shareholders.

g.	No Announcement: announce an intention to do, or
enter into any agreement, arrangement or understanding with any other Person to do, any of the actions restricted or prohibited under this Section during the Standstill Period..

3.	COVENANT NOT TO SUE.  During the Standstill Period,
and except for a lawsuit alleging a breach of any covenant or agreement of Aydin contained in this Agreement, each of the Stockholders, severally and not jointly, covenants that such Stockholder shall not, and such Stockholder shall cause each his or its Stockholder Affiliates (and each such Affiliate's own affiliates and associates), not to, encourage, commence or participate in any action, lawsuit, or any other legal proceeding against Aydin or any Aydin Affiliates; provided, however, nothing contained herein shall limit the right of Aydin (except as expressly provided in Section 8 hereof) to commence any lawsuit or other legal proceeding against any Person.

4.	NO PUBLIC STATEMENTS.

a.	By Stockholders.  During the Standstill Period,
each of the Stockholders severally but not jointly covenants that such Stockholder shall not, and each Stockholder shall use his or its best efforts to cause each of his or its Stockholder Affiliates (and each such Affiliate's own affiliates and associates) not to, make any public statements about Aydin or any Aydin Affiliate excluding any statement or filing required by law.

b.	By Aydin.  During the Standstill Period, Aydin
covenants that Aydin shall not, and Aydin shall cause each Aydin Affiliate (and each such Affiliate's own affiliates and associates) not to, make any public statements about the Stockholders or any Stockholder
Affiliate.

c.	Joint Press Release.  Notwithstanding the
foregoing, promptly upon the execution of this Agreement, Aydin and the Stockholders will release a joint press release substantially in the form attached hereto as Exhibit A.

5.	SPECIFIC PERFORMANCE.  Each of the Parties  will be
entitled to an injunction to prevent a breach of the provisions of this Agreement and to specific enforcement of its terms. Aydin and the Stockholders consent, and shall use their best efforts to cause the Stockholder Affiliates to consent, to personal jurisdiction in any action brought in any court in the State of Delaware having subject matter jurisdiction and to service of process upon them.

6.	COVENANTS REGARDING BOARD REPRESENTATION

a.	Aydin shall promptly file an Information Statement
pursuant to Section 14(f) of the Exchange Act (the
"14(f) Statement") and Rule 14f-1 thereunder, and transmit the 14(f) Statement to the stockholders of Aydin as required by the Exchange Act, but in no event shall such actions by Aydin take place later than the close of business on September 25, 1998. On the tenth
(10th) day after the filing of the 14(f) Statement (the
"Board Reconstitution Date"), the Board of Directors of
Aydin will expand to five and will consist of the following persons:

a.	Of the existing four directors, two of such
directors ( Mr. Ira Brind and Dr. Nev A. Gokcen) will resign from the Board of Directors in accordance with written resignations dated the Effective Date which provide for their effectiveness as of the Board Reconstitution Date, and the remaining two directors (Messrs. Bard and Train) (the "Carryover Directors") shall continue as directors;

b.	The Carryover Directors will elect the
following persons as new directors:

(x) Lichtenstein and Schwarz (who are herein referred to as the "Committee Designated
Directors"); and

(y) Keith Lane Zucker (herein referred to as the "Independent Director").

If the Board Reconstitution Date has not occurred prior to the close of business on October 9, 1998, then notwithstanding anything else herein to the contrary, this Agreement shall terminate and be of no force and effect. On or after the Effective Date and prior to the Board Reconstitution Date, the Committee Designated
Directors and the Independent Director shall be required to execute confidentiality agreements in form and substance satisfactory to counsel for Aydin as a condition to receiving information about Aydin in anticipation of serving as directors of Aydin.

b.	If  any vacancy should arise during the Standstill
Period with respect to any of the Carryover Directors, the Committee Designated Directors or the Independent
Director, such vacancy shall be filled as follows (and
Lichtenstein and Schwarz, together with the initial
Carryover Directors, and their respective successor directors, shall vote together as directors to cause such vacancy to be filled as herein set forth):

(1)	In the case of a successor to a Carryover
Director, by a person designated by the
remaining Carryover Directors or their
successors;

(2)	In the case of a successor to a Committee
Designated Director, by a person
designated by the remaining Committee
Designated Directors or their successors;
and

(3)	In the case of the successor to the
Independent Director, by the mutual
agreement of the Carryover Directors and the Committee Designated Directors;
provided, however, if the Carryover
Directors and the Committee Designated
Directors cannot reach agreement on the
selection of the successor to the
Independent Director within ten days
after the resignation, retirement or
death of the Independent Director, then
the Stockholders may designate a person
to serve as the Independent Director who shall be representative of a significant stockholder of Aydin for approval by the Carryover Directors, which approval may not be unreasonably withheld or delayed.

c.	At the time of any designation as a director
pursuant to this Section 6, each such person will (i) affirm his or her duty of confidentiality to Aydin with regard to any non-public, confidential information through a confidentiality agreement reasonably satisfactory to the parties and (ii) agree to the terms of this Section 6(b) with respect to the election of successor directors.

d.	Aydin will furnish to the Committee Designated
Directors and the Independent Director all information that is provided to the other directors of Aydin and any other information reasonably requested by the Committee Designated Directors for use in their capacity as directors or which is required by law.

e.	In the event at any time the Stockholders
beneficially own in the aggregate less than 5% of the outstanding common stock of Aydin, the Committee
Designated Directors shall resign and the rights of the Stockholders under this Section 6 shall terminate and be of no further force and effect. The termination of the rights of the Stockholders under this Section 6 pursuant to the immediately preceding sentence shall not affect the restrictions imposed on the Stockholders under other
Sections of this Agreement.

f.	Subject to early termination in accordance with
Section 6(e), above, the composition of the Board of Directors of Aydin shall be as set forth in this
Section 6 until the earlier of (i) the 1999 Annual
Meeting of Stockholders of Aydin and (ii) June 30, 1999.

g.	The Stockholders shall cause the withdrawal of the
recently filed preliminary consent solicitation statement which is described in the Amendment..

7.	1999 ANNUAL MEETING OF STOCKHOLDERS.  The parties
hereto agree that Aydin will hold an annual meeting of stockholders for 1999 no sooner than June 20, 1999, and no later than June 30, 1999, unless four or more of the directors of Aydin approve an earlier date for such annual meeting of stockholders. The slate for the annual meeting of stockholders for 1999 will be nominated by the Board of Directors of Aydin who hold office on April 30, 1999, unless four or more directors of Aydin approve an earlier date to establish the slate of directors for the 1999 annual meeting of stockholders of Aydin. Notwithstanding anything to the contrary contained herein, the Committee Designated Directors, or their designees as successors, hereby reserve the right after April 30, 1999, to make any proposal or take any other action deemed necessary by them at Aydin's 1999 annual meeting of stockholders or in preparation thereof.

8.	COVENANTS OF AYDIN. In addition to the covenants
and agreements of Aydin contained elsewhere in this Agreement, Aydin covenants and agrees as follows:

a.	Aydin will not call any meeting of stockholders
without the approval of the Board of Directors of Aydin;

b.	During the Standstill Period, and except for any
lawsuit alleging a breach by a Stockholder or a Stockholder Affiliate of any covenant or agreement contained herein, Aydin covenants that it shall not encourage, commence or participate in any action, lawsuit, or any other legal proceeding against any Stockholder or any Stockholder Affiliate; and

c.	From and after the Effective Date and prior to the
Board Reconstitution Date, Aydin and its Board of
Directors shall take no Board action with respect to any matter which may be presented to the Board of Directors, including without limitation any matter relating to the sale or disposition of all or any material part of the assets of Aydin or relating to a merger or other form of transaction involving the business and assets of Aydin except for the approval and implementation of this Agreement and the following transactions which have previously been announced by Aydin and approved at least in principle by the Board of Directors of Aydin: (i) the sale of the Microwave Division to Communications and Power Industries, Inc., and (ii) the sale of the Displays Division to H.I.G. Capital Management, Inc. or one or more of its affiliates. Nothing contained herein shall affect, and not included within the foregoing covenant are, the resolutions adopted by the Board of Directors of Aydin relating to an executive retention program, a copy of which is attached hereto as Exhibit
B.

9.	NO ASSIGNMENT. Since the Amendment and prior to the
Effective Date, the Stockholders represent and warrant that they have not sold, gifted or transferred in any other manner any Aydin Securities.

10.	CHOICE OF LAW.  Aydin and Stockholders agree that
this Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.

11.	PARTIAL INVALIDITY.  Should any of the parts,
terms, clauses or provisions of this Agreement be declared or determined by any court of competent jurisdiction to be illegal or invalid, the validity of the remaining parts, terms, clauses and provisions shall not be affected thereby and said invalid or illegal part, term, clause or provision shall be deemed not to be a part of this Agreement.

12.	MERGER.  This Agreement supersedes all previous
negotiations, representations and discussions by the parties hereto concerning the subject matter hereof, and integrates the whole of all of their agreements and understanding concerning the subject matter hereof. No oral representations or undertakings concerning the subject matter hereof shall operate to amend, supersede, or replace any of the terms or conditions set forth in this Agreement.

13.	EARLY TERMINATION; TERM OF CERTAIN PROVISIONS.

a.	If the Board Reconstitution Date has not occurred
by Friday, October 9, 1998, then notwithstanding anything else herein to the contrary, this Agreement and the rights and obligations of the parties hereunder shall terminate and be of no further force and effect;
provided, however, no such termination shall affect any confidentiality agreements entered into by the Committee
Designated Directors or the Independent Director prior to such date.

b.	Notwithstanding anything else herein to the
contrary, the provisions of Sections 2, 3, 4 and 8 of this Agreement shall expire as of the close of business on April 30, 1999, and the provisions of Section 6 of this Agreement shall expire as of the close of business on June 30, 1999, unless extended by unanimous agreement of all of the Parties.

14.	AMENDMENT.  This Agreement may only be amended in
writing signed by authorized representatives of all the parties hereto. This Agreement cannot be changed or terminated orally.

15.	HEADINGS.  Descriptive headings are for convenience
only and shall not control or affect the meaning or construction of any provision of this Agreement.

16.	COUNTERPARTS.  For the convenience of the parties,
any number of counterparts of this Agreement may be executed by the parties hereto and each such executed counterpart shall be deemed to be an original instrument.

17.	NOTICES.  All notices, requests, demands and other
communications hereunder shall be in writing and shall be deemed given if delivered personally or mailed by certified or registered mail, postage prepaid, return receipt requested, or delivered to a nationally recognized next business day courier for delivery on the next business day, or by facsimile, with a copy sent as aforesaid and in any instance addressed as follows:

IF TO AYDIN:
Aydin Corporation
700 Dresher Road
P.O. Box 349
Horsham, PA 19044
Attention: I. Gary Bard

WITH A COPY TO:
Ballard Spahr Andrews & Ingersoll, LLP
1735 Market Street, 51st Floor
Philadelphia, PA 19103
Attention: Richard J. Braemer, Esq.

IF TO THE STOCKHOLDERS:
c/o The Full Value Committee
150 East 52nd Street, 21st Floor
New York, NY 10022
Attention: Warren G. Lichtenstein

WITH A COPY TO:
Olshan Grundman Frome & Rosenzweig LLP
505 Park Avenue
New York, NY 10022
Attention: Steven Wolosky, Esq.

or such other address as shall be furnished in writing by any of the parties, and any such notice or communication shall be deemed to have been given as of the date so delivered personally, so mailed, so delivered to the courier service, or so transmitted by telecopy (except that a notice of change of address shall not be deemed to have been given until received by the addressee).

18.	EFFECT OF TERMINATION.  From and after the end of
the Standstill Period, the covenants of the parties set forth herein shall be of no further force or effect and the parties shall be under no further obligation with respect thereto.

19.	BINDING ON SUCCESSORS.  This Agreement shall be
binding upon and shall inure to the benefit of the parties and their representatives, heirs, successors, and assigns.

20.	PERMITTED COMMUNICATIONS: Notwithstanding any of
the foregoing, the Stockholders may (i) file any documents required by the Securities and Exchange Commission, provided that the content of any document(s) so filed does not violate any of the other terms and conditions of this Agreement; and (ii) respond to any legal subpoena, after notice to Aydin immediately following service of such subpoena.

21.	EXPENSES. Promptly after the execution of this
Agreement, Aydin agrees to reimburse the Stockholders for their out-of-pocket legal and proxy solicitation fees and expenses incurred in connection with this Agreement, provided that such reimbursement shall not exceed $75,000.00.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date set forth below their respective signatures.

AYDIN CORPORATION

/s/ ___I. Gary Bard____
By: I. Gary Bard
Title: CEO
Date of Execution:  9/18/98

STEEL PARTNERS II, L.P.

/s/ ___Warren Lichtenstein____
By: Warren Lichtenstein
Title: CEO
Date of Execution: 9/18/98


/s/ ___Warren Lichtenstein____
Warren G. Lichtenstein
Date of Execution:9/18/98


SANDERA PARTNERS, L.P.

/s/ ___Mark Schwarz____
By: Mark E. Schwarz
Title: Vice President
Date of Execution: 9-18-98

NEWCASTLE PARTNERS, L.P.

/s/ ___Mark Schwarz____
By: Mark E. Schwarz
Title: Vice President
Date of Execution: 9-18-98


/s/ ___Mark Schwarz____
Mark E. Schwarz
Date of Execution: 9-18-98

                                               EXHIBIT 15

Securities and Exchange Commission
Washington, D.C. 20549

	We have made a review of the condensed consolidated financial statements of Aydin Corporation and subsidiaries as of September
26, 1998 and September 27, 1997 and for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997 in accordance with standards established by the American Institute of Certified Public Accountants and issued our report thereon dated October 29, 1998. We are aware that such financial statements and our above-mentioned report appearing in the Form 10-Q of Aydin Corporation for the quarter ended September 26, 1998 are being incorporated by reference in the Registration Statement Nos. 333-31263; 33-61537; 33-53549; 33-34863; 33-22016; 33-14284; 2-97645;
2-93603; 2-77623; 2-64093 and that such report pursuant to Rule 436(c) of the Securities Act of 1933 is not considered a part of a registration prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Paragraphs 7 and 11 of that Act.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
October 29, 1998