Form 10-K
period 1998-12-31
AYDIN CORP
filed 1999-03-31
CIK 8919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
 (Mark One)
 _X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended __December 31, 1998__.
                                     OR
 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________ to ______________.

 Commission file number ____1-7203____.

                             AYDIN CORPORATION
_______________________________________________________
      (Exact name of registrant as specified in its charter)

     Delaware                                23-1686808
________________________________  ___________________________
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization           Identification No.)

        47 FRIENDS LANE
      NEWTOWN, PENNSYLVANIA                           18940
 _________________________________  __________________________
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (215)497-8000

700 DRESHER ROAD,HORSHAM, PENNSYLVANIA 19044
___________________________________________________________
 (Former Name or Former address, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
      Title of each class            on which registered
 ______________________________     _________________________

    Common Stock, $1 Par Value       New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
                             _________________
                             (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

 The aggregate market value of 4,539,006 shares of Common Stock held by non-affiliates, computed using the closing price as of March 1, 1999, was $58,439,702.

 Number of shares of Common Stock outstanding as of March 1, 1999 5,220,936.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

The Registrant's Schedule 14D-9 filed with the Commission on March 5, 1999 (the "Schedule 14D-9"), including the Information
Statement Pursuant to Section 14(F) of the Securities Exchange Act of 1934 and Rule 14F-1 Thereunder (the "Information Statement") filed as Annex A to the Schedule 14D-9 (Part III).

                        INDEX TO FORM 10-K
  ----------------------------------------------------------
This index lists the requirements of Form 10-K and the page number in this Form 10-K where each item can be found.

         PART I

Item 1  Business............................ 2-5
Item 2  Properties.......................... 6
Item 3  Legal Proceedings................... 6
Item 4  Submission of Matters to a Vote
         of Security Holders................ 6

        PART II

Item 5  Market for the Registrant's Common
         Equity and Related Stockholder
         Matters............................ 7
Item 6  Selected Financial Data............. 8
Item 7  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operation........... 9-12
Item 7A Quantitative and Qualitative
         Disclosures About Market Risk...... 12
Item 8  Financial Statements and
        Supplementary Data.................  13-27
Item 9  Changes In and Disagreements With
         Accountants on Accounting and
         Financial Disclosure............... 27

        PART III

Item 10 Directors and Executive Officers
         of the Registrant................. 28
Item 11 Executive Compensation............. 28
Item 12 Security Ownership of Certain
         Beneficial Owners and Management.. 28
Item 13 Certain Relationships and
         Related Transactions.............. 28

        PART IV

Item 14 Exhibits, Financial Statement
         Schedules and Reports on Form 8-K. 29-30

PART I

ITEM 1.  BUSINESS
(a)  General Development of Business

Aydin Corporation (the "Company" or "Aydin") was incorporated under the laws of the State of Delaware in September, 1967.

The Company consists domestically of two major operating and one smaller support division, and two foreign operating subsidiaries. The Company disposed of its 80% interest in its Argentine subsidiary on December 31, 1996 and now owns 19% of that company. The divisions and subsidiaries are profit centers each with engineering, manufacturing, marketing and accounting functions.

In 1998, the Company sold three operating divisions and shut down a fourth. As of the end of the third fiscal quarter of 1998, the Company accounted for its Displays Division (which previously had been a major operating division) as a discontinued operation, and that division was sold in November 1998. Earlier in 1998, the Company shut down its Raytor Division and sold both its Molded Products and West Coast Microwave Components Divisions, all of which divisions had been smaller support divisions. Going forward, the Company has the following three major operating business segments: (1) the Telemetry Division; (2) the Communications Division, which includes a UK subsidiary, Aydin Europe Ltd., which provides overseas marketing, sales and customer service support for the Division; and (3) a wholly-owned Turkish subsidiary, Aydin Yazilim ve Elektronik Sanayi A.S., which together with a U.S. based program support office forms a Turkish Operations segment. In addition, the Company has a support division (Electro Fab) which produces printed circuit boards, and is part of the Other segment.

(b)  Financial Information About Industry Segments

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") during the fourth quarter of 1998. Financial information regarding the Company's operating segments for the past three fiscal years is set forth under Note N in the Notes to Consolidated Financial Statements included under Item 8 in Part II of this Report on Form 10-K, and such information is incorporated herein by reference.

(c)	Narrative Description of Business

The Company operates predominantly in the electronics manufacturing industry, and the information set forth below is with respect to the Company's three major business segments. The
Company designs, manufactures, and sells products in the three major business segments as described below:

	Telemetry Segment
	Aydin Telemetry products are used by space agencies such as NASA and in defense and aerospace programs such as aircraft and weapons development. These products and systems serve aerospace, satellite and commercial aircraft markets in the United States and abroad. Aydin designs, manufactures and markets an extensive product line and provides turnkey systems integration for airborne and ground-based applications. These airborne and ground systems gather critical information from spacecraft, satellites, aircraft, guided weapons and ground vehicles. This equipment calibrates, processes and records or transmits information by radio or microwave links to a fixed or mobile ground station that receives, processes and analyzes the data.

	Communications Segment
	Aydin provides a wide range of data and voice communication systems and products for the commercial and military markets throughout the world in a variety of public and private networks. In addition, Aydin custom-designs complex mission-critical applications such as right-of-way communications for utility, railway and pipeline companies, and the establishment of vital links to offshore platforms and satellite earth stations. Aydin also provides complete air defense communications systems and commercial air traffic control solutions.

(page 2)

	Aydin also manufactures and installs communications products used in satellite earth stations, providing both primary and back-up links such as Aydin's state-of-the-art Satellite
TDMA Terminals used for commercial and government networks-- among them AT&T, Sprint and WorldCom, and national telecom operations in the UK, France, Germany, Canada, Singapore and
Brazil.

	Aydin Communications has supplied turnkey telecommunications systems to Australia, Thailand, Turkey, Argentina, Zambia,
Malaysia, Saudi Arabia, Finland and other countries, serving infrastructure needs with integrated systems that may include line-of-sight radios, satellite earth stations, multiplexers, switches, fiber-optic cables, and other technology.

	Turkish Operations Segment
	The Turkish Operations Segment produces, installs and supports a variety of military communications equipment and systems, including the Government of Turkey's critical
Mobile Air Defense System. To date, nearly all of this segment's business comes from the Turkish government.


The Company's products and systems are sold directly by Company sales personnel and manufacturers' representatives. Sales representatives for the Company are located in many cities across the United States as well as at key major military bases. With respect to exports, sales efforts are conducted by its international subsidiaries, its international sales network and manufacturers' representatives in many countries.

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

A breakdown of sales for the last three years including sales to major customers who accounted for 10% or more of sales is set forth below. Sales figures for prior years have been restated to eliminate sales of discontinued operations:

                                                       1998           1997           1996
U.S. Government Agencies (direct and indirect),
 principally Department of Defense (1)             $ 26,567,000   $ 34,847,000   $ 38,728,000
Export and foreign sales including equipment
 sold to other U.S. companies for export(1)(2)(3)    30,471,000     45,539,000     41,242,000
U.S. commercial and industrial business              20,850,000     14,468,000     14,362,000
                                                   ____________   ____________   ____________
TOTAL NET SALES                                    $ 77,888,000   $ 94,854,000   $ 94,332,000
                                                   ____________   ____________   ____________
                                                   ____________   ____________   ____________

(1) The U.S. Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to the Government of Turkey amounted to $ 9,575,000 in 1998, $21,496,000 in 1997, and
$15,116,000 in 1996.

(2)	Includes foreign sales of $ 5,699,000 for 1998, $14,918,000
for 1997, and $18,653,000 for 1996.

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

The backlog of unfilled orders at December 31, 1998 was $42 million as compared to $64 million at December 31, 1997.
Approximately 20% of the 1998 backlog is not reasonably expected to be filled within the current year.

The backlog includes approximately $9 million for a command, control and communications project for the Government of Turkey for which the work is expected to be completed in 1999. This contract became effective in October, 1990.

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

Technical capability, reputation, price, ability to meet delivery schedules and reliability are the principal competitive factors. Depending on the particular product and the requirements of the contract documents, the number of firms competing with Aydin generally ranges from one to ten.

Estimated amounts spent during 1998, 1997, and 1996 on Company-sponsored research and development activities, and customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques are as follows:

                                       1998        1997       1996
Company-sponsored research and
development on direct cost basis    $1,502,000  $2,829,000  $8,096,000

Customer-sponsored research
and development activities          $1,252,000  $2,747,000  $2,081,000

The Company, along with others, was responsible for the costs of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site was completed during 1996 and site monitoring over a 30-year period commenced in 1997. The estimated site monitoring costs to be expended over the remaining 28-year period are $2.9 million, or approximately $105,000 per year. The amount to be paid has been included in the accompanying consolidated balance sheet as an other (non current) liability discounted at 7% to the expected payment dates.

(page 4)

The Company, along with others, has been notified by the EPA that it may be a potentially responsible party for the costs of cleanup of a waste disposal site. The Company estimates that its ultimate liability in this matter could be approximately $153,000 and has recorded this liability as of December 31, 1998.

As of year-end 1998, the Company employed approximately 800 persons, with domestic operations concentrated principally in the Philadelphia, Pennsylvania metropolitan area, and most of the Company's foreign employees located in Ankara, Turkey. Employer-employee relations are considered to be satisfactory.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

The Company had no significant foreign operations prior to 1991 although a $210 million contract from the Government of Turkey became effective in October 1990 with approximately 35% of this contract being performed by the Company's Turkish subsidiary. The remaining backlog on this contract at December 31, 1998 was approximately $9 million. Foreign assets included in the consolidated balance sheet amounted to $10.9 million, $18.6 million, and $17.9 million at December 31, 1998, 1997, and 1996, respectively. Of these amounts, $2.8 million, $5.1 million, and $2.5 million at December 31, 1998, 1997, and 1996, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting mainly of U.S. dollar denominated interest-bearing time deposits and Eurobonds. Foreign sales and pretax loss for 1998 were $5.7 million and $7.4 million respectively. Most of the loss was from increases in estimated costs at completion on the TMRC contract with the Government of Turkey at the Turkish subsidiary. Foreign sales and pretax income for 1997 amounted to $14.9 million and $2.5 million respectively. Foreign sales and pretax income for 1996 amounted to $18.7 million and $.9 million, respectively. The Company's domestic operations include sales derived from customers or projects located in areas of the world outside the United States. Export and foreign sales for 1998, 1997, and 1996 by geographic area are set forth below:

                                   1998           1997            1996
Asia                           $ 3,075,000     $ 2,507,000     $ 3,817,000
Africa                           3,235,000       1,785,000       3,203,000
Europe                          21,024,000      38,019,000      23,507,000
North America                    1,982,000       1,172,000         640,000
South America                    1,116,000       1,821,000       9,733,000
Other                               39,000         235,000         342,000
Total export and foreign sales $30,471,000     $45,539,000     $41,242,000

On a percentage basis, export and foreign sales (direct and indirect) accounted for approximately 39% of total sales in 1998, 48% of total sales in 1997, and 44% of total sales in 1996. A majority of such export and foreign sales were in the telecommunications field. Licenses are required from U.S. Government agencies for most of the Company's export products.
The Company and its foreign subsidiaries may be adversely affected by certain risks generally associated with foreign contracts and operations, including ownership and control limitations, currency fluctuations, restrictions on repatriation of profits, difficulty in the enforcement of judgments, late delivery penalties, potential political or labor instability and general worldwide economic conditions. However, such factors have not had a material effect on the Company's operations to date, and management believes that the risks involved in such foreign business are no greater than the normal risks of any other portion of the Company's sales. The Company has generally been able to protect itself against foreign credit risks through contract provisions, advance payments and irrevocable letters of credit in its favor. However, it should be noted that foreign contracts are sometimes subject to foreign laws.

(page 5)

ITEM 2.  PROPERTIES
The Company's total plant capacity at December 31, 1998 is approximately 298,000 square feet of administrative and production facilities, 237,000 of which it owns and the balance of which it leases. Most of the Company's Telemetry Division operations and all of its Electro Fab Division operations are housed in owned properties. All foreign facilities are leased. The Company currently plans to sell two buildings containing approximately 143,000 square feet. In one of these buildings, the Company's 109,000 square foot former headquarters building in Horsham, Pennsylvania, the Company will lease back approximately 13,000 square feet for use by the Communications Division.

All leased properties are held under leases expiring between 1998 and 2003. As part of the 1997 restructuring and consolidation, three Company-owned buildings (258,000 square feet) were sold during 1997. The Company recently moved its corporate headquarters to Newtown, Pennsylvania, and has sales offices within and outside the U.S. The administrative and production facilities occupied by the Company are well maintained and suitable for its operations, and include plant area, warehouse space, and management, engineering and clerical offices. The plants of each of the manufacturing operations generally contain machine shops, assembly areas, testing facilities and packing and shipping departments in addition to the engineering and laboratory areas.


ITEM 3.  LEGAL PROCEEDINGS

As reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, during 1995 a subcontractor to the Company in the TMRC program with the Government of Turkey filed a demand for arbitration alleging a breach of contract and equitable adjustment of $12.4 million. This claim was subsequently amended and at December 31, 1997 amounted to $27.8 million. The Company had filed a claim against this subcontractor, Loral Defense Systems - - Eagan (now Lockheed Martin Tactical Systems, Inc.), for an amount in excess of the subcontractor's claim. The arbitration hearing was concluded and post-hearing briefs were filed in December 1997.

On April 10, 1998, the arbitration panel in that binding arbitration proceeding awarded Lockheed Martin approximately $17.2 million. On June 8, 1998 the Registrant announced that it had reached agreement with Lockheed Martin Corporation regarding payment of the arbitration award. In accordance with that agreement, the Registrant made payments to Lockheed Martin over the next six months, and in November 1998 paid Lockheed Martin the full remaining balance of the arbitration award and accrued interest thereon.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the Fourth Quarter of 1998.

(page 6)

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
The Company has no present plans to pay any cash dividends. Due to the anticipated acquisition of the Company by L-3 Communications Corporation as described below under Management's Discussion And Analysis Of Financial Condition And Results Of Operations, it is not expected that the Company will continue to be publicly held in the future. The Company has contractually agreed with L-3 Communications Corporation that no dividends would be declared or paid by the Company pending the anticipated consummation of the acquisition. In addition, certain covenants of a Credit Agreement for the funding of a standby Letter of Credit currently prohibit the payment of a dividend or other distribution on account of the Company's capital stock.

Set forth below are the high and low trading prices for the Company's Common Stock for each calendar quarter for 1998 and 1997.

1998                    High     Low
Fourth Quarter       $ 10.250     $ 7.750
Third Quarter           8.875       7.250
Second Quarter         13.375       8.6875
First Quarter          12.500      10.25

1997                    High     Low
Fourth Quarter        $ 14.125    $11.125
Third Quarter           12.625     11.0625
Second Quarter          12.500     10.500
First Quarter           11.625      9.250


As of March 1, 1999, there were approximately 1880 holders of record of the Company's Common Stock, and approximately 3,700 beneficial owners of the Common Stock.

(page 7)

ITEM 6.  SELECTED FINANCIAL DATA

($000 omitted except for per share amounts)

                                 1998       1997     1996*     1995      1994
For the Year
Net sales                       $77,888  $ 94,854  $ 94,332  $113,127  $118,453
Cost of sales                    79,538    68,106    74,796    80,015    85,518
Income (loss) before
  income taxes                  (20,398)    2,924   (16,620)    6,649     8,189
Income (loss) after
  taxes-continuing operations   (19,648)    1,806   (12,073)    4,678     6,234
Income (loss) from
  discontinued operation         (6,659)   (3,498)   (2,707)     (748)   (1,187)
Net income (loss)               (26,307)   (1,692)  (14,780)    3,930     5,047
Earnings (loss) per share
  Income (loss) from
     continuing operations        (3.77)     0.34     (2.36)     0.91      1.25
  Net income (loss)               (5.05)    (0.34)    (2.88)     0.77      1.01
Cash dividend per share            -            -         -        -         -
Return on average stockholders'
  equity                           (34%)      (2%)     (15%)        4%        5%

At Year End
Total assets                     $82,125  $111,081  $122,803  $164,337  $164,495
Working capital                   52,584    76,601    71,158    88,460    85,116
Long-term debt                       -           -        -        770     1,549
Stockholders' equity              63,568    89,761    90,672   105,183    99,730
Stockholders' equity per share     12.18     17.23     17.66     20.58     19.98

* Income (loss) before income taxes and minority interest includes a $3,730,000 restructuring charge in the third quarter of 1996.

(page 8)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1998 versus 1997

For 1998, the Company reported a net loss of $26.3 million, or $5.05 per share, compared to a net loss of $1.7 million, or $.34 per share, for 1997. The 1998 loss primarily reflects the first quarter loss of $24.1 million, or $4.64 per share, driven largely by an arbitration award in April 1998 to Lockheed Martin Corporation, and a $6.7 million loss from discontinued operations related to the Displays Division which was sold in the fourth quarter, partly offset by a $5.6 million gain on the sale of the West Coast Microwave Components Division which was also sold in the fourth quarter. The 1998 loss from continuing operations was $19.6 million, or $3.77 per share, compared to 1997 income from continuing operations of $1.8 million, or $.34 per share. 1997 figures have been restated to reflect the Displays Division as a discontinued operation.

Net sales from continuing operations for the full year were $77.9 million compared to $94.9 million for 1997, a decline of $17.0 million or 18%. The decrease year to year relates primarily to a $12.4 million decrease in sales of the Company's Turkish operations segment, most of which relates to the TMRC contract with the government of Turkey, and a $3.4 million decrease in Telemetry Division sales for the year. The 1997 sales reflected significant activity on a subcontract which was completed in that year, and the TMRC contract is winding down as it approaches completion. The Company believes that the decrease in Telemetry Division sales is reflective of the impact on the Company's business from the April arbitration award to Lockheed Martin and management turnover which took place in 1998. With the satisfaction of the Company's obligations to Lockheed Martin in November, the disruption caused by this award has been resolved, and the Company is now working aggressively to rebuild its backlog.

Cost of sales for 1998 includes a $19.8 million charge representing the April 1998 arbitration award to Lockheed Martin, related interest, and an increase in other estimated completion costs on the TMRC contract. Cost of sales as a percentage of sales, without this $19.8 million charge, was 77% for 1998 compared to 72% for 1997. The increased cost of sales percentage was primarily the result of: (a) the Company's decision to relinquish its position regarding collectible revenues under a contract with the U.S. Government ($1.6 million); (b) an increase in litigation contingency reserves related to several outstanding claims against the Company ($.9 million); and (c) the write-off of certain West Coast Microwave Components Division assets not included with the sale of that Division which had negligible value after the sale ($.6 million).

Backlog at December 31, 1998 amounted to $42 million compared to $71 million at December 31, 1997 (before restatement for the discontinued operation). Of this $29 million decrease, approximately $13 million is the result of the disposition in 1998 of four Divisions included in the year end 1997 backlog. The Company believes that a significant factor in the remainder of the backlog decline was the impact of the April 1998 arbitration award to Lockheed Martin. With the satisfaction of the obligations to Lockheed Martin in November 1998, the disruption caused by this award has been resolved. The Company is working aggressively to rebuild its backlog and in this regard booked two contracts amounting to $18 million in January 1999.

The Company's Turkish operations segment operates in a highly inflationary economy with corresponding declines in the Turkish currency versus the U.S. dollar. The Company protected itself against these conditions by including clauses in its TMRC contract that escalate contract values from a predetermined base price by the percentage increase in Turkish inflation. This does not protect the Company from the contractual consequences of performance delays, however. To date, the TMRC contract has represented the vast majority of revenues of this segment.

Selling, general and administrative, and research and development costs decreased in 1998 by $.9 million to $23.0 million from $23.9 million in 1997. The 1998 costs included $1.8 million of additions to reserves with respect to various employee claims against the Company.

(page 9)

The 1998 restructuring charge of $1.5 million was the result of decisions in the first quarter of 1998 to close the Raytor Division ($.9 million) and downsize the Corporate staff ($.6 million) in line with expected declines in backlog and sales levels. The restructuring was completed in the third quarter. Of the total charge of $1.5 million, approximately $.6 million was for cash outlays and $.9 million was for non-cash asset write-offs. The major charges consisted of: severance benefits for 60 employees ($.6 million); facility exit costs ($.2 million); and write-offs of inventory, equipment and receivables ($.7 million).

Environmental remediation costs amounted to $.5 million for 1998 compared to $2.6 million for 1997. The 1997 cost represented the write-off in 1997 of an expected insurance recovery of cleanup costs under an order of the State of California at a site leased by the Company prior to 1984. The write-off was caused by the reversal by a California appellate court in April 1997 of the lower court's previous declaratory judgment decision against the Company's insurer. The 1998 cost represents an increase to the accrual for estimated site monitoring costs over a 30-year period at this site. Site cleanup was completed in 1996 and site monitoring commenced in 1997.

Gains on sale of facilities/divisions relate to two company-owned buildings sold in 1997 and two divisions (West Coast Microwave Components and Molded Devices) sold in 1998. A third division (Displays) was sold in 1998 and is accounted for in the discontinued operations categories of the financial statements.

The income tax recovery for 1998 resulted primarily from federal refund claims for prior year taxes and a 1998 decrease in deferred taxes partially offset by foreign taxes. The net recovery of $750,000 was limited compared to the $20.4 million pre-tax loss from continuing operations because net operating loss carrybacks
have been exhausted.   The 1997 tax provision of $1.1 million
resulted from the effects of foreign income taxes in excess of tax benefits on U.S. losses.

The loss from operations of the discontinued division (Displays) was $4.1 million for 1998 and $4.6 million for 1997. The 1998 loss covers the first nine months of 1998. The loss from the sale of the division ($2.6 million) includes $1.2 million of operating losses during the fourth quarter phase-out period and a $1.4 million loss on the sale of the division in November 1998. The loss on the sale of the division includes accruals of $570,000 at December 31, 1998 for estimated costs in connection with the sale.

1997 versus 1996

Net sales for 1997 of $94.9 million were essentially flat compared to 1996 sales of $94.3 million. Sales related to the Turkish subsidiary were up $7.9 million from 1996 primarily because of significant activity on a subcontract completed in 1997, partially offset by delays on the TMRC program. There were no 1997 sales from the Argentine subsidiary, which was sold on December 31, 1996, compared to 1996 sales of $9.3 million. Sales from all other business areas were essentially unchanged from 1996.

Backlog at December 31, 1997 amounted to $71 million compared to $84 million at December 31, 1996. Most of the decrease was from the TMRC contract, which was nearing completion. Backlog from other business was essentially flat.

Cost of sales as a percentage of sales was 71.8% in 1997 compared to 79.3% in 1996. The improvement resulted from 1996 delays on the TMRC program and another large program which was corrected during 1997, and cost savings achieved as a result of the 1996 restructuring plan.

Selling, general, and administrative and research and development costs decreased by $7.9 million from 1996. Of this decrease, $2.4 million was for 1996 expenses of the Argentine subsidiary, which was sold on December 31, 1996. Approximately $900,000 of this decrease was from lower bad debt expense compared to 1996 when there was $1 million of bad debt write-offs involving mostly foreign receivables. The 1996 level of write-offs was abnormally high compared to prior experience and consisted mostly of three well known foreign government related enterprises including one for approximately $400,000 which was a customer of the Argentine subsidiary. The balance of the decrease reflected cost reductions pursuant to the Company's 1996 restructuring plan including pruning of certain product lines and a more focused targeting in 1997 of research and development projects to the Company's core businesses. A significant amount was spent in 1996 on wireless local loop development projects. A significant amount was also spent in 1996 on automatic vehicle location development projects, which have been discontinued.

Interest income (net of interest expense) for 1997 amounted to $918,000 compared to net interest expense of $189,000 in 1996.
This favorable swing of $1.1 million resulted from IRS interest income in 1997 on income tax refunds compared

(page 10)
to IRS interest expense in 1996 on taxes owed. The favorable swing also reflects the lower level of short-term bank debt during 1997 compared to 1996.

The 1997 income tax provision of $1.1 million on the pre-tax loss of $574,000 resulted from the effects of foreign income taxes in excess of tax benefits on U.S. losses.

Financial Condition, Liquidity and Capital Resources

On March 1, 1999 the Company announced that it had entered into a definitive merger agreement with L-3 Communications Corporation ("L-3") providing for the acquisition by L-3 of all of the outstanding common shares of the Company at $13.50 per share in cash. The transaction was unanimously approved by the Company's Board of Directors. The merger agreement with L-3 provides for a wholly owned subsidiary of L-3 to commence a cash tender offer to acquire all of the Company's outstanding shares at $13.50 per share, which tender offer was commenced on March 5, 1999. Consummation of the tender offer is conditioned on, among other things, the valid tender of such number of shares as would represent at least a majority of the Company's outstanding shares on a fully diluted basis, and receipt of regulatory approvals. The tender offer is not subject to financing. Following completion of the tender offer, L-3 will be entitled to designate a majority of the Board of Directors of the Company. The parties will complete a second-step cash merger at $13.50 per share as promptly as practicable following completion of the tender offer. Upon consummation of the merger, the Company will cease to be a publicly held company.

Liquidity at year-end 1998 has improved since December 31, 1997, despite the Company paying off the full $17.2 million arbitration award won by Lockheed Martin Corporation in April 1998, plus approximately $.6 million of related interest. The funds used to pay Lockheed Martin were generated in part from the sale of three divisions during 1998 for a total of $15.6 million. The Company had no long-term debt at December 31, 1998 or 1997, and only $133,000 of short-term debt at the end of 1998 which has been subsequently paid off. The total cash balance at December 31, 1998 was $9.5 million, of which $5.9 million was unrestricted cash, compared to $3.9 million of unrestricted cash at December 31, 1997. Subsequent to December 31, 1998 the cash balance had grown to approximately $16 million as of March 26, 1999.

At December 31, 1998 the Company had outstanding approximately $14.2 million of letters of credit (issued by banks to the Company's customers) with no currently available credit line for increasing this balance. These letters of credit are liquidated in the ordinary course of business as customer collections are made or contract milestones achieved against the contracts to which the letters of credit pertain. New letter of credit collateral requirements will be funded with cash payments by the Company for the near term.

The Company currently has no bank borrowing lines available to it. The Company believes that cash provided by operations will be sufficient for the Company's cash requirements in 1999.

Sources of cash from operations during 1998 included a $12.5 million decline in unbilled revenue resulting from improved performance in meeting target shipping dates. This was the primary reason that cash used by operating activities was $8.3 million for 1998 while the net loss for the year was $26.3 million. Other sources of cash from operations included $1.8 million of net income tax refunds (U.S. refunds less foreign payments). The decrease in unbilled revenue reflects shipment delays from year-end 1997 on a few programs which moved deliveries and billings into 1998, improved performance in 1998 in meeting shipment targets, and a lower level of sales and backlog in 1998 versus 1997.

Other significant changes in balance sheet accounts from a year ago are: (1) a $2.8 million decrease in inventories of which $1.3 million relates to the divisions disposed of during 1998 and $1.5 million relates to improved inventory control and a lower volume of business in the remaining operations; (2) prepaid expenses and other declined by $4.1 million primarily because of the refund of U.S. income taxes which were included in prepaid expenses at year end 1997; (3) accounts payable declined by $2.8 million primarily because of a lower level of purchases in 1998, more current vendor payments and $.4 million of payables pertaining to the divisions disposed of in 1998; (4) accrued liabilities-other increased by $3.5 million primarily because of $1.3 million of increases in reserves for potential contract price adjustments and litigation matters and $1.2 million of liabilities at year end 1998 related to the disposition of divisions during 1998; and (5) accrued and deferred income taxes (current and non-current) decreased by $3.0 million primarily because of foreign tax payments and exchange gains and a recovery of U.S. taxes.

The balance sheet at December 31, 1997 has been restated to reclassify $8.0 million of net assets (current plus non-current) of the Displays Division at that time into a discontinued operations classification. The Division was sold in November 1998 for approximately $6.4 million. The operating results and balance sheet items of the Division for the

(page 11)
current and prior periods are shown in the financial statements in the discontinued operations classification.

The Company's U.S. Government contracts are subject to audit by the government and price adjustment under certain circumstances. The Company also has receivables due from the U.S. Government on certain contracts whose collectability is dependent on the Company prevailing in its positions. Management believes it has sufficient reserves to cover such matters. However, unfavorable outcomes could have a material impact on future results of operations.

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

Based on present backlog and projected cash flows, the Company anticipates financing its near-term capital needs from internal sources.

In 1997, cash used by operating activities amounted to $7.0 million. In addition to the $1.7 million net loss, other primary reasons included a $5.5 million decrease in accounts payable which became more current at year end 1997 than at year end 1996 and a $4.5 million increase in inventories and unbilled revenue caused mainly by delays in shipments on several large programs in 1997. Also during 1997, three company-owned facilities were sold for proceeds of $11.5 million.

Other significant changes in balance sheet accounts at year end 1997 compared to year end 1996 included: (1) a $6.8 million decline in the net book value of property, plant and equipment from the sale of facilities as noted above, including the sale of former Displays Division facilities which have been classified in the discontinued operations category in the financial statements;
(2) a $2.5 million decrease in other assets resulting from the write-off of an anticipated insurance recovery as explained above in the discussion of 1998 results of operations; and (3) a $2.2 million decrease in deferred income taxes (non-current portion) because of book versus tax timing differences in connection with the sale of facilities in 1997.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not Applicable.

(page 12)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
_____________________________________________________________

                                                Year Ended December 31,
                                             1998           1997           1996
Net sales                               $ 77,888,000    $ 94,854,000  $ 94,332,000
Costs and expenses
  Cost of sales
    Contract arbitration and related      19,814,000         -               -
    Other                                 59,724,000      68,106,000    74,796,000
  Selling, general and administrative     21,496,000      21,101,000    24,141,000
  Research and development                 1,502,000       2,829,000     8,096,000
  Interest expense (income), net            (701,000)       (918,000)      189,000
  Restructuring costs                      1,548,000         -           3,730,000
  Environmental remediation costs            511,000       2,612,000         -
  Gain on sale of facilities                   -          (1,800,000)        -
  Gain on sale of divisions               (5,608,000)        -               -
                                         __________________________________________
  Total costs and expenses                98,286,000      91,930,000   110,952,000
Income (loss) from continuing operations
before income taxes                      (20,398,000)      2,924,000   (16,620,000)

Income tax provision (recovery)             (750,000)      1,118,000    (4,547,000)
                                          __________________________________________

Income (loss) from continuing operations (19,648,000)      1,806,000   (12,073,000)

Discontinued operations
  Loss from operations of discontinued
     division                             (4,069,000)     (4,572,000)   (2,707,000)
  Gain (loss) on disposal of discontinued
     division                             (2,590,000)      1,074,000         -
                                          __________________________________________

  Total loss from discontinued operation  (6,659,000)     (3,498,000)   (2,707,000)

Net loss                                $(26,307,000)    $(1,692,000) $(14,780,000)
                                          __________________________________________
                                          __________________________________________

Earnings (loss) per common and common
equivalent share-
     Continuing operations-
           Basic                        $      (3.77)     $     0.35   $     (2.36)
           Fully diluted                $      (3.77)     $     0.34   $     (2.36)
                                          __________________________________________
                                          __________________________________________

     Discontinued operation-
           Basic                        $      (1.28)     $    (0.68)  $     (0.52)
           Fully diluted                $      (1.28)     $    (0.68)  $     (0.52)
                                          __________________________________________
                                          __________________________________________

     Net income (loss)
           Basic                        $      (5.05)     $    (0.33)  $     (2.88)
           Fully diluted                $      (5.05)     $    (0.34)  $     (2.88)
                                          __________________________________________
                                     __________________________________________

(page 13)

CONSOLIDATED BALANCE SHEETS
_____________________________________________________________

                                                                   December 31,
                                                            __________________________
                                                               1998           1997
Assets
Current assets
    Cash and cash equivalents                              $  5,861,000  $   3,883,000
    Restricted cash and investment securities                 3,589,000      6,102,000
    Accounts receivable, net of allowances for doubtful
        accounts of $681,000 (1998) and $616,000 (1997)      21,738,000     21,511,000
    Unbilled revenue                                         26,128,000     39,079,000
    Inventories, net of obsolesence allowances of
        $176,000 (1998) and $566,000 (1997)                  10,361,000     13,121,000
    Prepaid expenses and other                                1,378,000      5,472,000
    Net current assets of discontinued operation                 -           7,344,000
                                                            __________________________
         Total Current Assets                                69,055,000     96,512,000

Property, Plant and Equipment, at cost,
    net of accumulated depreciation and amortization of
    $20,903,000 (1998) and $42,099,000 (1997)                12,587,000     13,857,000
Other assets                                                    483,000         89,000
Net equipment of discontinued operation                               0        623,000

Total Assets                                                $82,125,000   $111,081,000
                                                            __________________________
                                                            __________________________

Liabilities and Stockholders' Equity
Current Liabilities
    Short-term bank debt                                    $   133,000   $    200,000
    Accounts payable                                          4,859,000      7,662,000
    Accrued liabilities:
         Compensation                                         3,370,000      3,746,000
         Other                                                5,448,000      1,972,000
Contract billings in excess of recognized revenues            2,279,000      2,462,000
Accrued and deferred income taxes                               382,000      3,869,000
                                                            __________________________
     Total Current Liabilities                               16,471,000     19,911,000

Deferred Income Taxes                                           905,000        461,000
Other Liabilities                                             1,181,000        948,000
Stockholders' Equity:
    Common stock, par value$1--authorized,
         7,500,000 shares; issued and outstanding,
         1998-5,220,900 shares; 1997-5,208,800 shares         5,221,000      5,209,000
    Additional paid-in capital                                3,243,000      3,141,000
    Retained earnings                                        55,104,000     81,411,000
                                                            __________________________
        Total Stockholders' Equity                           63,568,000     89,761,000
                                                            __________________________

Total Liabilities and Stockholders' Equity                  $82,125,000   $111,081,000
                                                            __________________________
                                                            __________________________

(page 14)

CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________

                                                           Year Ended December 31,
                                                    ______________________________________
                                                      1998           1997         1996
                                                    ______________________________________
Operating Activities
  Net loss                                         $(26,307,000) $(1,692,000) $(14,780,000)
  Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         Loss from discontinued operation             4,069,000    4,572,000     2,707,000
         Loss (gain) from disposal of discontinued
             operation                                2,590,000   (1,074,000)         -
         Gain on sale of divisions                   (5,608,000)
         Depreciation and amortization                1,985,000    2,873,000     3,008,000
         Deferred income taxes                          573,000    4,116,000    (3,891,000)
         Gain on sale of facilities                       -       (1,800,000)     (216,000)
         Environmental remediation costs                  -        2,612,000    (2,612,000)
  Changes in other operating assets and
     liabilities, net:
         Accounts receivable                         (1,506,000)     641,000    25,937,000
         Unbilled revenue                            12,490,000   (1,086,000)    8,872,000
         Contract billings in excess of
            recognized revenues                        (183,000)     184,000     (565,000)
         Inventories                                  1,503,000   (3,417,000)   5,837,000
         Prepaid expenses and other                   3,983,000      701,000   (4,807,000)
         Accounts payable                            (2,412,000)  (5,549,000)  (13,176,000)
         Accrued liabilities                          3,730,000      142,000    (1,496,000)
         Other long-term liabilities                    233,000     (186,000)    1,134,000
         Accrued income taxes                        (3,616,000)  (6,918,000)   (5,141,000)
         Other                                         (547,000)     (81,000)      327,000
                                                    ______________________________________
         Net cash provided (used) by continuing
             operations                              (9,023,000)  (5,962,000)    1,138,000
         Net cash provided (used) by discontinued
             operations                                 685,000     (996,000)     (945,000)
                                                    ______________________________________
  Cash provided (used) by operating activities       (8,338,000)  (6,958,000)      193,000

Investing Activities
  Proceeds from sale of facilities                         -       8,896,000     1,159,000
  Proceeds from sale of divisions                     9,202,000         -             -
  Purchase of property, plant, and equipment         (1,410,000)  (3,133,000)     (880,000)
  Equipment purchases of discontinued operation         (36,000)     (67,000)     (187,000)
                                                    ______________________________________
  Cash provided by investing activities               7,756,000    5,696,000        92,000

Financing Activities
  Principal payments on long-term debt                     -             -      (1,112,000)
  Proceeds from exercise of stock options               114,000       781,000      269,000
  Net short-term borrowings                             (67,000)   (2,600,000)  (2,686,000)
                                                    ______________________________________
  Cash provided (used) by financing activities           47,000    (1,819,000)  (3,529,000)

Decrease in cash and cash equivalents                  (535,000)   (3,081,000)  (3,244,000)

Cash and cash equivalents at beginning of year        9,985,000    13,066,000   16,310,000
                                                    ______________________________________

Cash and cash equivalents at end of year            $ 9,450,000   $ 9,985,000  $13,066,000
                                                    ______________________________________
                                                    ______________________________________

(page 15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________

Note A--- Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Contract Accounting
Revenue on long-term type contracts which are greater than $100,000 is generally recorded on the percentage-of-completion method. For such contracts, a portion of the total contract price is included in sales in the proportion that costs incurred to date bear to total estimated costs at completion. The impact of periodic revisions in costs and estimated profit is reflected in the accounting period in which the facts become known.
For all other contracts, revenue is recognized upon completion of the contract or upon shipment of identifiable units.
The entire amount of ultimate losses estimated to be incurred upon completion of contracts is charged to income when such losses become known.

Contract progress billings are based upon contract provisions for customer advance payments, contract costs incurred, and completion of specified contract objectives. Progress billing balances at December 31, 1998 and 1997 amounted to $2,092,000 and $3,096,000, respectively. Progress billings are netted against unbilled revenue on the consolidated balance sheet. Contracts may provide for customer retainage of a portion of amounts billed until contract completion. All contract retainage of $370,000 at December 31, 1998 matures in 1999. Contract retainage is included on the consolidated balance sheet as part of accounts receivable. Substantially all of the accounts receivable and unbilled revenue balances at December 31, 1998 are expected to be collected during 1999, although collection of the unbilled revenue is dependent upon the Company meeting performance milestones.

Use of Estimates
In preparing its financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reported periods. Actual results could differ from those estimates. One such area where the use of estimates could have a significant impact on future results is estimated costs at completion and, in some cases, contract value on the Company's larger long-term type contracts. During 1998 and 1997, changes to these estimates on the Company's larger long-term type contracts had no negative significant aggregate impact, except for the TMRC contract with the Government of Turkey. For TMRC, there was a negative impact in 1998 of approximately $21.5 million pre-tax resulting from increases of estimates of costs to complete the contract. Of this amount, approximately $19.8 million resulted from the arbitration award to Lockheed Martin and other contract costs (described in Note B) booked in the first quarter and $1.7 million related to subsequent increases to
estimated costs at completion.   Other areas where use of
estimates could have a significant impact on future results are inventory obsolescence, accounts receivable bad debts, warranties, claims and litigation.

Cash and Cash Equivalents
The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalent balances at December 31, 1998 and 1997 amounted to $5,861,000 and $3,883,000, respectively. All of this cash and cash equivalents is in high quality banks. Restricted cash and investment securities at December 31, 1998 and 1997 represents interest bearing cash collateral required to be maintained against letters of credit. Approximately $2.8 million of the Company's total cash (restricted and non-restricted) balances at December 31, 1998 were in foreign banks in Turkey. Almost all of this cash in Turkey is in dollar denominated instruments. As a result, there is no material effect of exchange rate changes on cash balances. At December 31. 1997 restricted cash and investment securities included $4 million of foreign corporate bonds which were sold in 1998 at no material gain or loss.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and average cost method which approximates FIFO.

(page 16)

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents and receivables. The carrying amounts of these instruments approximate their market value.

Depreciation and Amortization
Depreciation is provided by the straight-line method over the estimated useful lives of the depreciable assets. Amortization of leasehold improvements under operating leases is provided over the terms of the related leases or the asset lives, if shorter. Buildings are depreciated over lives ranging up to 35 years. Machinery and equipment is depreciated over useful lives ranging from 3 to 5 years. Accelerated methods are used for tax purposes. Advertising, Research and Development Costs and Interest Expense The Company expenses advertising costs and research and development costs as incurred. Advertising costs were $333,000, $489,000 and $441,000 for 1998, 1997 and 1996, respectively.
Interest expense for the years 1998, 1997 and 1996 amounted to $380,000, $114,000 and $988,000, respectively. Interest paid for the years 1998, 1997 and 1996 amounted to $1,079,000, $164,000 and
$1,417,000, respectively.

Income Taxes
The Company accounts for income taxes on the liability method in accordance with Statement of Financial Accounting Standards (SAS)
No. 109, "Accounting for Income Taxes."

Foreign Currency Translation
Balance sheet accounts of the Company's United Kingdom subsidiary (most of which business was sold during 1998 as part of the discontinued Displays Division described in Note C) were translated from the local currency into U.S. dollars at year-end rates while income and expenses were translated at the weighted average exchange rate for the year. The resulting unrealized net translation losses were shown as a separate component of stockholders' equity in years prior to 1998. These translation losses became realized in 1998 and were written off as part of the loss on the sale of the discontinued operation. The translation effects of the Turkish subsidiary are reflected in the statements of operations because of the high inflation in the Turkish economy. Pretax income includes foreign currency translation losses relating to the Turkish subsidiary of $148,000 for 1998 and $428,000 for 1997, and a foreign currency gain of $274,000 for 1996.

Earnings (Loss) Per Common and Common Equivalent Share
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Weighted average shares outstanding for 1998, 1997 and 1996 were 5,215,331, 5,151,600 and 5,123,622, respectively.

The number of shares to be purchased from outstanding stock options were not included in the computation of 1998, 1997 or 1996 diluted loss per share. The number of shares and the corresponding weighted average exercise prices for each period are shown in Note I. Also, warrants for 200,000 shares at a weighted exercise price of $12.65 were not included in the computation of loss per share for these periods.

Warranty Costs
The usual warranty period on the Company's contracts and products is one year, which is provided for in warranty accruals.

Long-Lived Assets
The Company continually reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent dimunition in value had occurred.

New Accounting Standards
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income" which the Company adopted in 1998 with no resulting material impact on the financial statements.

In June 1997, the FASB issued SFAS  No. 131, "Disclosures about
Segments of an Enterprise and Related Information," which was adopted in 1998. See note N for this disclosure.

(page 17)

Reclassifications
Certain reclassifications, none of which affected net income, have been made to prior years' amounts in order to conform to the current year's presentation.

NOTE B---CONTRACT ARBITRATION
As previously reported, the Company previously submitted to arbitration its dispute with a subcontractor (Lockheed Martin Tactical Systems, Inc.) on the TMRC contract with the Government
of Turkey.   On April 10, 1998, the arbitration panel awarded
Lockheed $17,162,000 plus interest. As of December 31, 1998, the award and interest was paid in full. The consolidated statement of operations caption "Cost of sales-contract arbitration and related" includes this charge as well as other related costs on the TMRC contract.

NOTE C---SALE OF DIVISIONS
In November 1998, the Company sold its Displays Division business segment pursuant to a plan adopted in the third quarter 1998. The current and prior period results of the Division are reported in the accompanying financial statements in the discontinued operations categories. Prior period operations have been
reclassified as  discontinued operations.   The Division was sold
for a cash payment of approximately $6.4 million. The sale resulted in a loss of $1,390,000, and an operating loss of $1,200,000 (pre-tax and after tax) was incurred during the fourth quarter phase out period. These losses included accruals of $570,000 at December 31, 1998 for estimated costs in connection with the sale, including severance, employee incentives and legal fees. The net assets sold consisted primarily of inventories and accounts receivable. Summarized results of the Displays Division for the three year period ended December 31, 1998 were as follows:

                                            1998         1997         1996
                                        _______________________________________
Net sales                               $13,326,000  $20,517,000   $22,246,000
Costs and expenses                       17,395,000   24,015,000    25,385,000
                                        _______________________________________
Loss before income taxes                 (4,069,000)  (3,498,000)   (3,139,000)
Provision (benefit) for income taxes           -           -          (432,000)
                                        _______________________________________

Net loss from discontinued operations    (4,069,000)  (3,498,000)   (2,707,000)
Loss from sale of discontinued
       operations                        (2,590,000)       -              -
                                        _______________________________________

Total loss related to discontinued
       operations                       $(6,659,000) $(3,498,000)  $(2,707,000)
                                        _______________________________________
                                        _______________________________________

In October 1998, the Company sold the West Coast Microwave
Division component of its Communications segment for a cash payment of approximately $8.8 million. The sale resulted in a gain of $5.6 million (pre-tax and after tax) which is reported in the accompanying statement of operations.

NOTE D-INVENTORIES
Inventories consist of:

                        1998              1997
Raw materials       $ 4,810,000      $ 6,711,000
Work in process       4,593,000        5,716,000
Finished product        958,000          694,000
                    ____________________________
                    $10,361,000      $13,121,000
                    ____________________________
                    ____________________________

(page 18)

NOTE E-PROPERTY, PLANT, AND EQUIPMENT
The Company's investment in property, plant, and equipment is shown below.

                            1998              1997
Land                    $ 1,456,000      $  1,456,000
Buildings                 9,511,000        10,641,000
Machinery and equipment  22,523,000        43,859,000
                        _____________________________
                         33,490,000        55,956,000
Less accumulated
 depreciation and
 amortization            20,903,000        42,099,000
                        _____________________________
                        $12,587,000      $ 13,857,000
                        _____________________________
                        _____________________________


Note F-CREDIT ARRANGEMENTS
At December 31, 1998, $7.2 million of letters of credit were outstanding for various foreign contracts under a credit line which is renewable annually. The letters of credit have been issued to foreign entities principally to guarantee performance under contracts or the return of advance payments. The Company's real estate has been pledged as security against these letters of credit which carry a commission rate of 1.5% annually. The Company is in default of certain financial covenants against this agreement. The bank has placed a prospective $5 million limit on this credit line. As a result, new letters of credit cannot be issued until existing ones are liquidated to bring the current balance under $5 million.

Also at December 31, 1998 there was a $7 million of letter of credit balance open with a foreign bank for the completion  of the company's TMRC contract with the government of turkey.  Cash collateral of $2.5 million was on deposit with this bank at
December 31, 1998 as security for this letter of credit which carries a commission rate of .8%. This letter of credit was
originally $49 million in 1990.   The letter of credit has been
liquidated in the past based on collections against the contract.
The customer is currently requesting that further liquidation of the balance ($7 million) be based on progress by the Company in satisfying certain remaining contractual obligations rather than collections against the contract.  The Company is currently
seeking an appropriate source to establish a replacement letter of credit along the lines requested by the customer.

In addition, there was an outstanding letter of credit against a foreign contract at December 31, 1998 for approximately $1 million which was 100% secured with cash collateral.

The weighted average interest rates on short-term borrowings outstanding at December 31, 1998 and 1997 were 10% and 10.5%, respectively. Subsequent to year end, all short-term borrowings were paid off.

Note G-ENVIRONMENTAL REMEDIATION
The Company, along with others, was responsible for the costs of cleanup under an order of the State of California at a site leased by the Company prior to 1984. Cleanup of the site was completed during 1996 and site monitoring over a thirty (30) year period commenced in 1997. The estimated site monitoring costs to be expended over the remaining 28 year period are $2.9 million, or approximately $105,000 per year. The amount to be paid has been included in the accompanying consolidated balance sheet as an other (non current) liability discounted at 7% to the expected payment dates.

The December 31, 1996 balance sheet included an other (non current) asset of $2.6 million representing an expected insurance recovery based on a declaratory judgment in favor of the Company by the State of California. The declaratory judgment was reversed in April 1997 resulting in a $2.6 million write-off in 1997.

(page 19)

NOTE H-STOCKHOLDERS' EQUITY
The changes in common stock, additional paid-in capital, and retained earnings during the years 1996, 1997, and 1998 were as follows:


                                            Common         Additional
                                             Stock          Paid-In           Retained
                                            Par $1          Capital           Earnings
<S              >
Balance, January 1, 1996
    (5,112,127 common shares)               $5,112,000      $2,188,000        $97,883,000
Issuance of 21,273 shares on exercise of
    stock options                               21,000         237,000               -
Tax benefit related to shares acquired by
   employees under stock options                   -            11,000               -
Net loss                                           -                -         (14,780,000)
                                            ______________________________________________

Balance, December 31, 1996
    (5,133,400 common shares)                5,133,000        2,436,000        83,103,000
Issuance of 75,400 shares on exercise of
    stock options                               76,000          699,000               -
Tax benefit related to shares acquired by
    employees under stock options                  -              6,000                -
Net loss                                           -                -          (1,692,000)
                                            ______________________________________________

Balance, December 31, 1997
    (5,208,800 common shares)                5,209,000        3,141,000        81,411,000
Issuance of 1,136 shares pursuant to a
     stock grant                                 1,000           18,000              -
Issuance of 11,000 shares in payment of
     employee bonuses                           11,000           84,000              -
Net loss                                            -               -         (26,307,000)
                                            ______________________________________________

Balance, December 31, 1998
    (5,220,936 common shares)               $5,221,000       $3,243,000       $55,104,000
                                            ______________________________________________
                                            ______________________________________________

NOTE I-STOCK OPTIONS AND WARRANTS
Pursuant to stock option plans, the Company has granted certain officers, directors, and key employees options to purchase shares of its common stock. Options granted under the plans must have an option price determined by the Board of Directors, but in any event, not less than the fair market value of the stock on the date of grant. Generally, options become exercisable one-fourth annually beginning one year after grant, on a cumulative basis, and expire ten years after grant. Prior to April 1997, the expiration was five years after grant.

There is no charge to income with respect to stock options under the plans. A summary of the changes in options during 1996, 1997, and 1998 follows:

                                Shares Under  Weighted Average  Shares Available
                                    Option     Exercise Price    for Option
                                  ________________________________________
At January 1, 1996                 258,663       $  12.02          91,022
Options granted:
  Option plan                      378,000       $  10.39        (378,000)
Options exercised                  (10,275)      $  12.69            -
Options cancelled                 (113,300)      $   9.89         113,300
Authorization of 1996 options            -       $     -          500,000
Cancellations of authorizations          -       $     -          (70,000)
                                  ________________________________________

At December 31, 1996               513,088       $  10.81         256,322
Options granted:
  Option plan                      124,450       $  11.73        (124,450)
Options exercised                  (17,500)      $  10.31            -
Options cancelled                 (123,925)      $  11.46         123,925
Cancellations of authorizations                        -          (10,000)
                                  ________________________________________

At December 31, 1997               496,113       $  10.89         245,797
Options granted:
  Option plan                      325,400       $   9.25        (325,400)
Options cancelled                 (396,963)      $  10.85         396,963
Cancellations of authorizations                                    (9,322)
                                  ________________________________________

At December 31, 1998               424,550       $   9.67         308,038
                                  ________________________________________
                                  ________________________________________

The following table summarizes information concerning currently outstanding and exercisable stock options:

                     Total Shares Under Option              Shares Exercisable
---------------------------------------------------------------------------------
                           Weighted-Average    Weighted-               Weighted-
   Range of                    Remaining         Average                 Average
   Exercise      Number       Contractual       Exercise      Number    Exercise
    Price      Outstanding    Life (Years)        Price    Exercisable    Price
---------------------------------------------------------------------------------
 $8.00-$12.00    411,300          9.2            $ 9.54       30,431     $10.30
---------------------------------------------------------------------------------
$12.01-$16.75     13,250          8.7            $13.59        8,770     $13.30
                -----------                                 ----------
                 424,550                                      39,201
---------------------------------------------------------------------------------

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock - Based Compensation" (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                 1998          1997         1996
NET LOSS       As reported   $(26,307,000) $(1,692,000) $(14,780,000)
               Pro-forma     $(27,366,000) $(2,452,000) $(15,128,000)
LOSS PER SHARE As reported   $     ( 5.05) $    ( 0.34) $      (2.88)
               Pro-forma     $      (5.25) $     (0.48) $      (2.95)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each option grant is estimated on the date of grant using the Black-Sholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0 percent for all years;
expected volatility of 27.9, 27.9 and 27.3 percent; risk-free interest rates of 5.36, 6.08 and 6.23 percent; and expected lives of 5 to 10 years. In May 1997, the Company issued warrants with three year expiration dates for 200,000 shares of its common stock at exercise prices of $12.10 and $13.20 per share. These warrants remain outstanding and have had no impact on the Company's earnings per share calculations.

(page 21)

Note J-Taxes on Income
The provision (recovery) for income taxes is shown below. The recoveries shown on the current lines for each year represent tax loss carrybacks to earlier years, utilization of foreign tax credits, and other items.

                                    Federal       State       Foreign       Total
1998
Current                          $  (693,000)           0   $  516,000   $  (177,000)
Deferred                            (573,000)           0            0      (573,000)
                                 ____________________________________________________
                                 $(1,266,000)           0   $  516,000   $  (750,000)
                                 ____________________________________________________
                                 ____________________________________________________
1997
Current                          $(4,466,000)  $ (622,000)  $2,417,000   $(2,671,000)
Deferred                           3,161,000      622,000        -         3,783,000
Charge equivalent to tax
  benefit related to shares
  acquired under stock options         6,000           -         -             6,000
                                 ____________________________________________________
                                 $(1,299,000)  $       -    $2,417,000   $ 1,118,000
                                 ____________________________________________________
                                 ____________________________________________________
1996
Current                          $(4,587,000)  $  (3,000)   $3,923,000   $  (667,000)
Deferred                              21,000    (344,000)   (3,568,000)   (3,891,000)
Charge equivalent to tax
  benefit related to shares
  acquired under stock options        11,000                                  11,000
                                 ____________________________________________________
                                 $(4,555,000)  $ (347,000)  $  355,000   $(4,547,000)
                                 ____________________________________________________
                                 ____________________________________________________

The components of deferred income tax balances follow.

                                        Year Ended December 31,
                                _______________________________________
                                     1998         1997          1996
Federal net operating loss
   carryforward                 $  4,984,000  $     -      $      -
Valuation reserve against
   net operating loss             (4,984,000)       -             -
Contract accounting                  835,000    1,350,000     2,271,000
Excess of tax over book
   depreciation                    1,306,000    1,357,000     2,755,000
Inventory valuation                 (163,000)    (613,000)     (829,000)
State deferred taxes                    -            -         (211,000)
Environmental clean-up              (402,000)    (322,000)      503,000
Other, net                        (1,099,000)    (722,000)      344,000
                                _______________________________________
Total deferred liability        $    477,000  $ 1,050,000  $  4,833,000
                                _______________________________________
                                _______________________________________

A reconciliation between the federal statutory rate and the effective income tax rate (computed by dividing income taxes by income before income taxes) is as follows:

                                                 Year Ended December 31,
                                                 1998      1997     1996
Federal statutory rate                          (34.0%)   (34.0%)  (34.0%)
State income taxes net of federal tax benefit        0    (32.8)    (0.50)
Benefit from non-taxable FSC income                  0    (29.2)    (1.00)
Effects of higher foreign income taxes,
 including dividends of a foreign subsidiary
 and foreign tax credits                          13.6    286.8      6.1
Valuation allowance due to net operating loss     18.4       -        -
Other, net                                        ( .8)     4.0      2.0
                                                ___________________________
Effective income tax rate                         (2.8%)  194.8%   (27.40%)
                                                ___________________________
                                                ___________________________

Income tax refunds, net of payments, amounted to $1,802,000 in 1998. Income tax payments, net of refunds, amounted to $6,989,000 in 1996 and $383,000 in 1997.

At December 31, 1998 the Company had available approximately $14.7 million of unused net operating losses which expire in 20 years and approximately $2.1 million of unused foreign tax credits which expire in 2002. Pre-tax income from foreign operations is shown under Note K below.

(page 23)

NOTE K-NATURE OF OPERATIONS, EXPORT SALES, MAJOR CUSTOMERS, AND
FOREIGN OPERATIONS
The Company designs, engineers, manufactures, markets, distributes, and installs technologically advanced communications products and systems which are sold worldwide. Aydin generates approximately 30% of its sales from standard products and systems and the balance of its sales from custom-designed systems and equipment based on customers' specific requirements. Aydin offers a broad range of products due to its ability to combine analog microwave engineering methods with digital techniques and software.

Export sales by geographic area are as follows:

                        1998         1997        1996
Asia                $ 3,075,000  $ 2,507,000  $ 3,817,000
Africa                3,235,000    1,785,000    3,203,000
Europe               15,425,000   18,992,000    8,588,000
North America         1,982,000    1,172,000      640,000
South America         1,116,000    1,821,000      433,000
Other                    39,000      235,000      342,000
                    _____________________________________
Total export sales  $24,872,000  $26,512,000  $17,023,000
                    _____________________________________
                    _____________________________________

The U.S. Government and the Government of Turkey were the only customers to whom sales exceeded 10% of consolidated sales during any of the past three years. Sales to U.S. Government agencies, principally the Department of Defense, amounted to $26,567,000, $34,847,000, and $38,728,000 in 1998, 1997 and 1996, respectively.
Sales to the Government of Turkey amounted to $9,575,000, $21,496,000 and $15,116,000 in 1998, 1997 and 1996, respectively.
Foreign assets included in the consolidated balance sheet amounted to $10.9 million and $18.6 million at December 31, 1998 and 1997, respectively. Of these amounts, $2.8 million and $5.1 million, at December 31, 1998 and 1997, respectively, are cash and short-term investments of the Company's Turkish subsidiary consisting primarily of U.S. dollar denominated interest-bearing time deposits. Foreign sales and pretax loss for 1998 were $5.7 million and $7.4 million, respectively. Most of the loss was from increases in estimated costs at completion on the TMRC contract with the Government of Turkey at the Turkish subsidiary. Foreign sales and pretax income for 1997 amounted to $14.9 million and $2.5 million, respectively, of which substantially all of the income was from the Turkish subsidiary. Foreign sales and pretax income for 1996 amounted to $18.7 million and $.9 million, respectively, of which substantially all of the income was from the Turkish subsidiary. The 1996 results included an Argentine subsidiary in which a majority interest was disposed of on December 31, 1996.

NOTE L-RESTRUCTURING COSTS
During the first quarter of 1998 the Company recorded a restructuring charge of $1.5 million as a result of a decision to close the Raytor Division ($961,000) and downsize the corporate staff ($587,000) in line with expected declines in backlog and sales levels. The restructuring was completed during the third quarter. Of the total charge of $1.5 million, approximately $.6 million was for cash outlays and $.9 million was for non-cash asset write-offs. The major charges consisted of: severance benefits for 60 employees ($.6 million); facility exit costs ($.2 million); and write-offs of inventory, equipment, and receivables ($.7 million).

During the third quarter of 1996, the Company recorded a charge of $3.7 million to consolidate and restructure its domestic operations. Approximately $1.5 million of this charge was for cash outlays and $2.2 million was for non-cash asset write-offs. The restructuring was completed during the third quarter of 1997. The major charges consisted of: severance benefits for 150 terminated employees ($.6 million); loss on sale of a product line ($.5 million); inventory write-offs ($1 million) and capital equipment write-offs ($.3 million); and write-off of goodwill in connection with the sale of a product line ($.4 million).

Note M-COMMITMENTS AND CONTINGENCIES
The Company's U.S. Government contracts are subject to audit by the government and price adjustment under certain circumstances. The Company also has receivables due from the US Government on certain contracts whose collectability is dependent on the Company prevailing in its positions. Management believes it has sufficient reserves to cover such matters. However, unfavorable outcomes could have a material impact on future results of operations.

Future annual minimum rental payments required under operating leases that have lease terms in excess of one year at December 31, 1998 are $45,000 for each of the years 1999 through 2003.

(page 24)

NOTE N-SEGMENT REPORTING
Aydin adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about the operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's current chief operating decision maker is the President and Chief Operating Officer, formerly it was the Chief Executive Officer. The operating segments are managed separately by operating unit heads reporting to the chief operating decision maker.

The Company's reportable operating segments include the Telemetry Division, the Communications Division and the Turkish Operations. The Telemetry segment designs, manufactures and markets components and systems worldwide for flight and ground testing for military and commercial applications. The Communications segment designs, manufactures and markets data and voice communication systems and products worldwide for commercial and military markets. The Turkish segment consists of the 100% owned Turkish subsidiary (Aydin Yazilim) and includes a US support program office. This segment designs, manufactures and markets a range of communications products. This segments main area of business is the design and manufacture of a command, control and communications system (the TMRC program) for the Turkish military. The other segment manufactures and markets printed circuit boards used in commercial products.

The accounting policies used for the operating segments are the same as those described in the summary of significant accounting policies in Note A.

                                        Communi-     Turkish
                           Telemetry    cations     Operations     Other       Total
1998
Net sales from external
  Customers              $43,818,000  $16,434,000  $ 9,575,000  $3,013,000  $72,840,000
Net sales-intersegment                     69,000                1,014,000
Depreciation                 572,000      468,000      383,000     124,000    1,547,000
Interest income                                        577,000                  577,000
Interest expense                                                                      0
Pre-tax income (loss)      1,460,000     (134,000) (22,122,000)    436,000  (20,360,000)
Segment assets            33,531,000   20,003,000   19,252,000   2,018,000   74,804,000
Capital expenditures         335,000      368,000      392,000     306,000    1,401,000

1997
Net sales from external
  Customers              $47,249,000  $13,073,000  $21,966,000  $3,113,000  $85,401,000
Net sales-intersegment         -             -             -     1,644,000
Depreciation                 633,000      844,000      433,000      70,000    1,980,000
Interest income                4,000         -         232,000         -        236,000
Interest expense               -               -             -         -            -
Pre-tax income (loss)      3,223,000   (4,289,000)   3,258,000     847,000    3,039,000
Segment assets            36,860,000   22,188,000   26,866,000   1,798,000   87,712,000
Capital expenditures     $   920,000  $ 1,059,000  $   250,000  $  149,000  $ 2,378,000

1996
Net sales from external
   Customers             $41,002,000  $11,786,000  $16,055,000   $2,851,000  $71,694,000
Net sales-intersegment                     32,000      110,000    1,475,000
Depreciation                 580,000      674,000      389,000       62,000    1,705,000
Interest income                1,000          -        264,000         -         265,000
Interest expense                -             -            -           -            -
Pre-tax income (loss)      6,886,000  (13,982,000)   1,211,000      596,000   (5,289,000)
Segment assets            24,572,000   19,608,000   27,595,000     1,511,000  73,286,000
Capital expenditures     $   486,000  $   917,000  $   482,000   $   112,000 $ 1,997,000

A reconciliation of the totals reported for the operating segments to the applicable lines in the consolidated financial statements is as follows:

(page 25)


                                     Disposed Divisions
                                   ___________________________
                      Reportable                Accounted for
                        Segment               as Discontinued   Eliminations  Consolidated
                         Total         Total    Operation         & Corporate    Total
                                                     (A)
1998
Net sales from
  external customers  $72,840,000  $20,345,000  $(13,326,000)  $(1,971,000)  $ 77,888,000
Depreciation            1,547,000      407,000      (174,000)       31,000      1,811,000
Interest income           577,000                                  504,000      1,081,000
Interest expense                0                                  380,000        380,000
Pre-tax income (loss) (20,360,000)  (6,718,000)    6,659,000        21,000    (20,398,000)
Segment assets         74,804,000      846,000                   6,475,000     82,125,000
Capital expenditures    1,401,000      135,000      ( 36,000)      (90,000)     1,410,000

1997
Net sales from
  external customers  $85,401,000  $30,270,000  $(20,517,000)  $  (300,000)  $ 94,854,000
Depreciation            1,980,000      861,000      (464,000)       32,000      2,409,000
Interest income           236,000            -              -      796,000      1,032,000
Interest expense              -              -              -      114,000        114,000
Pre-tax income (loss)   3,039,000   (4,772,000)     3,498,000    1,159,000      2,924,000
Segment assets         87,712,000   15,231,000     (8,940,000)  17,078,000    111,081,000
Capital expenditures    2,378,000      668,000        (67,0000     154,000      3,133,000

1996
Net sales from
  external customers  $71,694,000  $46,906,000  $(22,246,000)  $(2,022,000)  $ 94,332,000
Depreciation            1,705,000    1,283,000      (512,000)       20,000      2,496,000
Interest income           265,000       17,000              -      517,000        799,000
Interest expense              -              -              -      988,000        988,000
Pre-tax income (loss)  (5,289,000) (12,245,000)     3,139,000   (2,225,000)   (16,620,000)
Segment assets         73,286,000   36,676,000    (11,961,000)  24,802,000    122,803,000
Capital expenditures    1,997,000      359,000       (187,000)    (1,289,000)     880,000

(A) Represents amount pertaining to the Displays Division sold in November 1998. These amounts have been included in the discontinued operations classifications in the financial statements.
(page 25)

Report of Independent Certified Public Accountants

Board of Directors
Aydin Corporation


We have audited the consolidated balance sheets of Aydin Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aydin Corporation and subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 19, 1999


(page 26)

Quarterly Financial Data

($000 omitted except for per share amounts)

                                1st       2nd       3rd       4th      Year
1998
Net sales                    $ 20,839  $ 23,569  $ 20,803  $ 12,677  $ 77,888
Cost of sales                  37,813    15,949    14,596    11,180    79,538
Income (loss) before
  income taxes                (23,948)    1,937     1,470       143   (20,398)
Income (loss) after taxes-
  continuing operations       (23,168)    1,907     1,470       143   (19,648)
Income (loss) from
  discontinued operation         (978)   (1,691)   (3,990)        -    (6,659)
Net income (loss)            $(24,146)  $   216  $ (2,520) $    143  $(26,307)
Earnings (loss) per share:
  Income (loss) from
     continuing operations   $  (4.45)  $  0.37  $   0.28  $   0.03  $  (3.77)
  Net income (loss)          $  (4.64)  $  0.04  $  (0.48) $   0.03  $  (5.05)

1997
Net sales                    $ 22,896   $ 25,738 $ 21,006  $ 25,214  $ 94,854
Cost of sales                  16,500     18,937   14,910    17,759    68,106
Income (loss) before
  income taxes                 (2,376)     2,285    1,781     1,234     2,924
Income (loss) after taxes-
  continuing operations        (3,127)     1,868    1,634     1,431     1,806
Income (loss) from
  discontinued operation       (1,142)    (1,608)     260    (1,008)   (3,498)
Net income (loss)            $ (4,269)  $    260 $  1,894  $    423  $ (1,692)
Earnings (loss) per share:
  Income (loss) from
     continuing operations   $  (0.61)  $   0.36 $   0.31  $   0.28  $   0.34
  Net income (loss)          $  (0.83)  $   0.05 $   0.36  $   0.08  $  (0.34)

Note-the first two quarters of 1998 and all of the 1997 quarters have been restated to reflect the discontinued operation treatment in the third quarter of 1998 of the sale of the Displays Division. First quarter 1998 reflects a $20.3 million charge included in cost of sales from an arbitration award related to the TMRC contract. Fourth quarter 1998 reflects a gain of $5.6 million relating to the sale of a division.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

(page 27)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Incorporated by reference is the information under the heading, "Right to Designate Directors; the Parent Designees" on pages A-1 to A-2 of the Information Statement, the information under the heading, "Directors and Executive Officers of the Company" on pages A-2 to A-3 of the Information Statement, the information under the heading, "Directors and Executive Officers of Parent, Purchaser and Holdings" on pages A-11 to A-13 of the Information Statement, and the information under the heading, "Compliance With Section 16(A) of the Exchange Act" on page A-10 of the Information Statement.

ITEM 11.  EXECUTIVE COMPENSATION
Incorporated by reference is the information under the heading "Compensation of Directors" on page A-4 of the Information Statement, and under the headings "Summary Compensation Table," "Stock Option Grants 1998," "Aggregated Option/SAR Exercises in Last Fiscal Year and For Year-End Option/SAR Values," "Employment Contracts and Termination of Employment and Change in Control Agreements," and "Common Stock Performance" on pages A-7 to A-11 of the Information Statement.

Compensation Committee Interlocks and Insider Participation
Mr. I. Gary Bard, a director of the Company, was Chairman and Chief Executive Officer of the Company until October 19, 1998, and while serving as such officer also served as a member of the Executive Compensation Committee and voted on the compensation recommendations of such Committee for other executive officers of the Company. Pursuant to his employment agreement with the Company, Mr. Bard had received a bonus of 20,000 shares of the Company's Common Stock in consideration of his execution of such agreement, and a loan sufficient to pay all income taxes payable with respect to the issuance to him of such stock. The loan carries interest at the lesser of 10% or the prime rate. The largest amount of such indebtedness outstanding at any time during 1998 was $87,614; the loan was repaid in full after December 31, 1998.

Mr. John Vanderslice was a director and the President and Chief Operating Officer of the Company until his resignation from all such positions in September 1998. While serving as such officer Mr. Vanderslice voted, as a director, on the compensation recommendations of the Executive Compensation Committee for other executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
Incorporated by reference is the information under the headings, "Agreements with Parent or the Purchaser" and "Agreements with Executive Officers, Directors or Affiliates of the Company" on pages 1-12 of the Schedule 14D-9, information under the heading "Right to Designate Directors; the Parent Designees" on pages A-1 to A-2 of the Information Statement, and information under the headings "Stock Ownership of Certain Beneficial Holders" and "Security Ownership of Management" on pages A-5 to A-6 of the Information Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth in the second paragraph under Item 11 of this Report on Form 10-K is incorporated herein by reference.

(page 28)

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
The Company files as part of this report the following documents:

(a)	1.	Financial Statements
		The following is a list of the Consolidated Financial
Statements of Aydin Corporation and Subsidiaries which are set forth in Item 8 - "Financial Statements and
Supplementary Data":

		Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
		Consolidated Balance Sheets, as of December 31, 1998 and
1997.
		Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
		Notes to Consolidated Financial Statements.
		Report of Independent Certified Public Accountants.

	2.	Schedules
		The following is a list of the Schedules of Aydin
Corporation and Subsidiaries filed as part of this report:

		Schedule II - Valuation and Qualifying Accounts

		Report of Independent Auditors

		All other schedules not listed above are omitted because they are inapplicable or are not required.

	3.	Exhibits
		The following is a list of Exhibits filed as part of this report:

	2(i)	Agreement and Plan of Merger, dated as of March 1,
1999, by and among L-3 Communications Corporation,
Angel Acquisition Corporation, and the Company
(filed as Exhibit 99.2 to Registrant's Schedule 14D-
9 on March 5, 1999 and incorporated herein by reference)

		3(i)	Restated Certificate of Incorporation (filed as
Exhibit No. 3(i) to Registrant's Annual Report on
Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

	3(ii)	By-laws, as amended (i) on October 19, 1998 to
eliminate that provision of Article V, Section 6 which required that the Chairman of the Board serve as the Company's Chief Executive Officer, and (ii) on December 30, 1998 to modify Article III, Section
1 to reduce the number of Directors which shall constitute the whole Board from six to five.

		10.1	Employment Agreement, I. Gary Bard (filed as Exhibit
No. 10.1 to Registrant's Quarterly Report on Form 10-
Q for the quarter ended September 28, 1996 and incorporated herein by reference).

	10.2	Form of Retention Agreement between the Company and
certain key employees, including James R. Henderson and Gene S. Schneyer (filed as Exhibit 99.4 to
Registrant's Schedule 14D-9 on March 5, 1999 and incorporated herein by reference).

		10.3	The 1994 Incentive Stock Option Plan, as amended
(filed as Exhibit No. 10.5 to Registrant's Annual
Report on Form 10-K for the year ended
December 31, 1996 and incorporated herein by reference).

		10.4	The 1996 Equity Incentive Plan, as amended (filed as
Exhibit No. 10.5 to Registrant's Annual Report on
Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

		10.5	Amended and Restated Warrant of Registrant issued to
I. Gary Bard to purchase up to 133,334 shares of Common Stock (filed as Exhibit No. 10.7 to
Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

(page 29)

10.6 Amended and Restated Warrant of Registrant issued to
John F. Vanderslice to purchase up to 66,666 shares of Common
Stock (filed as Exhibit No. 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

		21	Subsidiaries of Registrant

		23	Consent of Independent Auditors

		27	Financial Data Schedule (electronic filing only)

		99	Independent Auditors' Report

	All other exhibits not listed above are omitted because they are inapplicable.

(b)	Reports on Form 8-K
	No reports on Form 8-K were filed during the Fourth Quarter of 1998.

(page 30)

                                          AYDIN CORPORATION
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEARS 1998, 1997, AND 1996

       COLUMN A                          COLUMN B         COLUMN C          COLUMN D      COLUMN E
 DESCRIPTION                         Balance at        ADDITIONS          Deductions-   Balance at
                                     Beginning   Charged to  Charged to    Describe    End of Period
                                     of Period   Costs and   Other Accounts
                                                 Expenses    - Describe
Year 1998
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  616,000  $  541,000               $  476,000(1) $  681,000
   Raw materials inventory reserve      566,000           0                  390,000(2)    176,000
                                     __________   __________               __________    __________
                    Totals           $1,182,000  $  541,000               $  572,000    $  616,000

Year 1997
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  942,000  $  246,000               $  572,000(1) $  616,000
   Raw materials inventory reserve    1,514,000     445,000                1,393,000(2)    566,000
                                     __________   __________               __________    __________
                    Totals           $2,456,000  $  691,000               $1,965,000    $1,182,000

Year 1996
_________
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  259,000  $1,037,000               $  354,000(1) $  942,000
   Raw materials inventory reserve    1,062,000   3,542,000                3,090,000(2)  1,514,000
                                     __________  __________                ____________  __________
                    Totals           $1,321,000  $4,579,000               $3,444,000    $2,456,000

 (1) Uncollectible accounts written off, net of recoveries. The increase in 1997 write-offs reflects primarily foreign receivables provided for in 1996.
 (2) Obsolete inventory written off.

(page 31)

                               SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Aydin Corporation



Dated: __March 29, 1999__   By: ____/s/ Gene S. Schneyer_____
                                        Gene S. Schneyer
                                        Vice President, Secretary
                                        And General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By: ___/s/ James R. Henderson____    Dated: __March 29, 1999__
     James R. Henderson
     President, Chief Operating Officer,
     Treasurer and Chief Financial Officer

By: __/s/ Herbert Welber_________    Dated: __March 29, 1999__
     Herbert Welber
     Controller and Assistant Treasurer
     Principal Accounting Officer

 By: _/s/ Warren G. Lichtenstein__    Dated: __March 29, 1999__
     Warren G. Lichtenstein
     Chairman of the Board and Director

 By: __/s/ I. Gary Bard___________    Dated: __March 29, 1999__
	I. Gary Bard	Director

 By: __/s/ Keith Lane-Zucker______    Dated: __March 29, 1999__
	Keith Lane-Zucker	Director

 By: __/s/ Mark Schwarz____________   Dated: __March 29, 1999__
	Mark Schwarz	Director

 By: __/s/ Harry D. Train, II______   Dated: __March 29, 1999__
	Harry D. Train, II 	Director

                                    EXHIBIT INDEX
Exhibit No.     Description of Exhibit

2(i) Agreement and Plan of Merger, dated as of March 1, 1999, by and among L-3 Communications Corporation, Angel Acquisition Corporation, and the Company (filed as
         Exhibit 99.2 to Registrant's Schedule 14D-9 on March 5, 1999 and incorporated herein by reference)

3(i)     Restated Certificate of Incorporation (filed as Exhibit
         No. 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3(ii) By-laws, as amended (i) on October 19, 1998 to eliminate that provision of Article V, Section 6 which required that the Chairman of the Board serve as the Company's Chief Executive Officer, and (ii) on December 30, 1998 to modify Article III, Section 1 to reduce the number of Directors which shall constitute the whole Board from six to five.

10.1	  Employment Agreement, I. Gary Bard (filed as Exhibit No.
        10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 and incorporated herein by reference).

10.2 Form of Retention Agreement between the Company and certain key employees, including James R. Henderson and Gene S. Schneyer (filed as Exhibit 99.4 to Registrant's
        Schedule 14D-9 on March 5, 1999 and incorporated herein by reference).

10.3 The 1994 Incentive Stock Option Plan, as amended (filed as Exhibit No. 10.5 to Registrant's Annual Report on Form
        10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.4    The 1996 Equity Incentive Plan, as amended (filed as
        Exhibit No. 10.5 to Registrant's Annual Report on
        Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.5    Amended and Restated Warrant of Registrant issued to
        I. Gary Bard to purchase up to 133,334 shares of Common Stock (filed as Exhibit No. 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.6 Amended and Restated Warrant of Registrant issued to John F. Vanderslice to purchase up to 66,666 shares of Common Stock (filed as Exhibit No. 10.8 to Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1997 and incorporated herein by reference).

21     Subsidiaries of Registrant

23     Consent of Independent Auditors

27     Financial Data Schedule (electronic filing only)

99     Independent Auditors' Report

                                               Exhibit 3(ii)

	AYDIN CORPORATION
	BY-LAWS
	(Last Amended December 30, 1998)
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

	CHAIRMAN OF THE BOARD
	Section 6.	The Chairman of the Board, subject to the control of
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

                                              Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We have issued our reports dated February 19, 1999, accompanying the consolidated financial statements and schedules in the Annual Report of Aydin Corporation and Subsidiaries on Form 10-K for the year ended December 31, 1998. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Aydin Corporation and Subsidiaries on Forms S-8 Registration Statement Numbers 333-31263, 33-61537, 33-53549, 33-
34863, 33-22016, 33-14284, 2-97645, 2-93603, 2-77623 and 2-64093.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 26, 1999

                                               Exhibit 99

Report of Auditors on Schedules


Board of Directors
Aydin Corporation


	In connection with our audit of the consolidated financial statements of Aydin Corporation and Subsidiaries referred to in our report dated February 19, 1999, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, theinformation required to be set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 19, 1999